Form 10-Q
period 2024-09-30
National Healthcare Properties, Inc.
filed 2024-11-12
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
National Healthcare Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Ave, 27th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Healthcare Trust, Inc.
222 Bellevue Ave., Newport, RI 02840
(Former name or former address, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 11, 2024, the registrant had 28,296,439 shares of common stock outstanding.
2

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate investments, at cost:
Land	$198,124	$207,987
Buildings, fixtures and improvements	2,051,313	2,120,352
Acquired intangible assets	290,408	293,295
Total real estate investments, at cost	2,539,845	2,621,634
Less: accumulated depreciation and amortization	(724,985)	(681,977)
Total real estate investments, net	1,814,860	1,939,657
Cash and cash equivalents	32,858	46,409
Restricted cash	52,054	44,907
Derivative assets, at fair value	17,177	28,370
Straight-line rent receivable, net	23,056	26,325
Operating lease right-of-use assets	7,553	7,713
Prepaid expenses and other assets (including $22 due from related parties as of September 30, 2024)	32,874	35,781
Deferred costs, net	17,238	15,997
Total assets	$1,997,670	$2,145,159

LIABILITIES AND EQUITY
Mortgage notes payable, net	$816,988	$808,995
Credit facilities	363,659	361,026
Market lease intangible liabilities, net	6,910	8,165
Accounts payable and accrued expenses (including $30,293 and $295 due to related parties as of September 30, 2024 and December 31, 2023, respectively)	84,472	48,356
Operating lease liabilities	8,122	8,038
Deferred rent	5,717	6,500
Distributions payable	3,496	3,496
Total liabilities	1,289,364	1,244,576
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of September 30, 2024 and December 31, 2023	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of September 30, 2024 and December 31, 2023	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 28,296,439 shares and 27,886,255 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,132	1,115
Additional paid-in capital	2,533,697	2,509,303
Accumulated other comprehensive income	14,301	23,464
Distributions in excess of accumulated earnings	(1,846,558)	(1,639,804)
Total stockholders’ equity	702,648	894,154
Non-controlling interests	5,658	6,429
Total equity	708,306	900,583
Total liabilities and equity	$1,997,670	$2,145,159
Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from tenants	$88,940	$85,686	$266,056	$259,145

Operating expenses:
Property operating and maintenance	56,407	54,326	166,557	161,778
Impairment charges	8,829	—	11,498	—
Operating fees to related parties	6,391	6,397	19,181	19,153
Termination fees to related parties	8,409	—	106,650	—
Acquisition and transaction related	5,187	173	5,686	384
General and administrative	5,502	4,753	16,938	14,105
Depreciation and amortization	20,720	20,776	63,386	61,520
Total expenses	111,445	86,425	389,896	256,940
Operating (loss) income before gain (loss) on sale of real estate investments	(22,505)	(739)	(123,840)	2,205
Gain (loss) on sale of real estate investments	1,579	(173)	1,354	(364)
Operating (loss) income	(20,926)	(912)	(122,486)	1,841
Other income (expense):
Interest expense	(18,007)	(15,720)	(52,142)	(50,208)
Interest and other income	548	258	1,077	576
(Loss) gain on non-designated derivatives	(2,384)	406	449	510
Total other expenses	(19,843)	(15,056)	(50,616)	(49,122)
Loss before income taxes	(40,769)	(15,968)	(173,102)	(47,281)
Income tax expense	—	(157)	(135)	(244)
Net loss	(40,769)	(16,125)	(173,237)	(47,525)
Net loss attributable to non-controlling interests	77	14	529	45
Allocation for preferred stock	(3,450)	(3,450)	(10,350)	(10,349)
Net loss attributable to common stockholders	(44,142)	(19,561)	(183,058)	(57,829)

Other comprehensive income (loss):
Unrealized (loss) gain on designated derivatives	(10,167)	395	(9,163)	(1,570)
Comprehensive loss attributable to common stockholders	$(54,309)	$(19,166)	$(192,221)	$(59,399)

Weighted-average shares outstanding — Basic and Diluted(1)	28,291,594	28,279,423	28,283,017	28,273,944
Net loss per share attributable to common stockholders — Basic and Diluted(1)	$(1.56)	$(0.69)	$(6.47)	$(2.05)
____________
(1)Retroactively adjusted for the effects of previous stock dividends (see Note 1 — Organization).
Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	3,977,144	40	3,630,000	$36	27,886,255	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583
Share-based compensation	—	—	—	—	—	—	613	—	—	613	—	613
Distributions declared in common stock, $0.21 per share	—	—	—	—	410,184	17	23,678	—	(23,695)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(5,501)	(5,501)	—	(5,501)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(4,849)	(4,849)	—	(4,849)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(139)	(139)
Net loss	—	—	—	—	—	—	—	—	(172,709)	(172,709)	(529)	(173,237)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(9,163)	—	(9,163)	—	(9,163)
Rebalancing of ownership percentage	—	—	—	—	—	—	103	—	—	103	(103)	—
Balance, September 30, 2024	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,697	$14,301	$(1,846,558)	$702,648	$5,658	$708,306

	Three Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2024	3,977,144	$40	3,630,000	$36	28,309,545	$1,132	$2,533,484	$24,468	$(1,802,415)	$756,745	$5,842	$762,587
Share-based compensation	—	—	—	—	—	—	153	—	—	153	—	153
Distributions declared in common stock, $0.21 per share	—	—	—	—	(13,106)	—	—	—	—	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,833)	(1,833)	—	(1,833)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,617)	(1,617)	—	(1,617)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	—	—	—	(40,693)	(40,693)	(77)	(40,769)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(10,167)	—	(10,167)	—	(10,167)
Rebalancing of ownership percentage	—	—	—	—	—	—	60	—	—	60	(60)	—
Balance, September 30, 2024	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,697	$14,301	$(1,846,558)	$702,648	$5,658	$708,306

Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2022	3,977,144	$40	3,630,000	$36	26,270,133	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190
Share-based compensation	—	—	—	—	—	—	689	—	—	689	—	689
Distributions declared in common stock, $1.68 per share	—	—	—	—	1,199,170	47	67,928	—	(67,975)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(5,500)	(5,500)	—	(5,500)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(4,849)	(4,849)	—	(4,849)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(138)	(138)
Net loss	—	—	—	—	—	—	—	—	(47,480)	(47,480)	(45)	(47,525)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(1,570)	—	(1,570)	—	(1,570)
Contributions from minority interests	—	—	—	—	—	—	—	—	—	—	284	284
Rebalancing of ownership percentage	—	—	—	—	—	—	69	—	—	69	(69)	—
Balance, September 30, 2023	3,977,144	$40	3,630,000	$36	27,469,303	$1,098	$2,485,745	$35,340	$(1,588,261)	$933,998	$6,583	$940,581

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2023	3,977,144	$40	3,630,000	$36	27,071,109	$1,082	$2,462,523	$34,945	$(1,545,708)	$952,918	$6,660	$959,578
Share-based compensation	—	—	—	—	—	—	229	—	—	229	—	229
Distributions declared in common stock, $0.84 per share	—	—	—	—	398,195	16	22,976	—	(22,992)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(16,111)	(16,111)	(14)	(16,125)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	395	—	395	—	395
Rebalancing of ownership percentage	—	—	—	—	—	—	17	—	—	17	(17)	—
Balance, September 30, 2023	3,977,144	$40	3,630,000	$36	27,469,303	$1,098	$2,485,745	$35,340	$(1,588,261)	$933,998	$6,583	$940,581

Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(173,237)	$(47,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,386	61,520
Amortization of deferred financing costs	2,519	5,954
(Accretion) amortization of terminated swap	(1,218)	(2,660)
Amortization of mortgage premiums and discounts, net	67	69
Accretion of market lease and other intangibles, net	(822)	(675)
Bad debt expense	914	909
Equity-based compensation	613	689
(Gain) loss on sale of real estate investments	(1,354)	364
Cash received from non-designated derivative instruments	5,405	3,866
Gain on non-designated derivative instruments	(449)	(510)
Impairment charges	11,498	—
Changes in assets and liabilities:
Straight-line rent receivable	(360)	(938)
Prepaid expenses and other assets	(1,338)	(4,180)
Deferred tax allowance	2,126	—
Accounts payable, accrued expenses and other liabilities	6,314	(1,504)
Deferred rent	(364)	979
Net cash (used in) provided by operating activities	(86,300)	16,358
Cash flows from investing activities:
Property acquisitions	(5,606)	(35,261)
Capital expenditures	(16,400)	(13,998)
Investments in non-designated interest rate caps	(1,709)	(4,580)
Proceeds from sales of real estate investments	82,278	4,803
Net cash provided by (used in) investing activities	58,563	(49,036)
Cash flows from financing activities:
Payments on credit facilities	(4,327)	(199,160)
Proceeds from credit facilities	6,960	20,000
Proceeds from mortgage notes payable	—	240,000
Payments on mortgage notes payable	(879)	(850)
Proceeds from termination of derivative instruments	—	5,413
Payments of deferred financing costs	(199)	(7,774)
Proceeds from promissory note	30,267	—
Contributions from non-controlling interests	—	284
Distributions paid on Series A Preferred Stock	(5,501)	(5,500)
Distributions paid on Series B Preferred Stock	(4,849)	(4,849)
Distributions to non-controlling interest holders	(139)	(138)
Net cash provided by financing activities	21,333	47,426
Net change in cash, cash equivalents and restricted cash	(6,404)	14,748
Cash, cash equivalents and restricted cash, beginning of period	91,316	76,538
Cash, cash equivalents and restricted cash, end of period	$84,912	$91,286

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents, end of period	$32,858	$51,041
Restricted cash, end of period	52,054	40,245
Cash, cash equivalents and restricted cash, end of period	$84,912	$91,286

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,798	$46,905
Cash paid for income and franchise taxes	411	416

Non-cash investing and financing activities:
Common stock issued through stock dividends	$23,695	$67,975
Mortgages issued with acquisition of real estate investments	$7,500	$—
Proceeds from real estate sales used to repay mortgage notes payable	$—	$2,663
Mortgage notes payable repaid with proceeds from real estate sales	$—	$(2,663)
Proceeds from real estate sales used to repay amounts outstanding under the prior credit facility	$—	$5,167
Amounts outstanding under the prior credit facility repaid with proceeds from real estate sales	$—	$(5,167)

Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 1 — Organization
National Healthcare Properties, Inc. (formerly known as Healthcare Trust, Inc.) (including, as required by context, National Healthcare Properties Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company acquires, owns and manages a diversified portfolio of healthcare-related real estate, focused on outpatient medical facilities (“OMFs”) and senior housing operating properties (“SHOPs”).
As of September 30, 2024, the Company owned 198 properties located in 32 states and comprised of 8.6 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries including taxable REIT subsidiaries. Prior to the consummation of the Internalization (as defined below) on September 27, 2024, the Company’s former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), managed its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). Prior to the consummation of the Internalization, the Advisor and Property Manager were under common control with AR Global Investments, LLC (“AR Global” or the “Advisor Parent”), and these related parties received compensation and fees for providing services to the Company. See the “Internalization” section in this Note for additional information regarding the Internalization.
The Company also reimbursed, and in the case of the Property Manager, continues to reimburse, these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with AR Global, also has an interest in the Company through ownership of interests in the OP. As of September 30, 2024, the Company owned 44 SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease qualified healthcare properties on an arm’s length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an eligible independent contractor.
The Company operates in two reportable business segments for management and internal financial reporting purposes: OMFs and SHOPs. All of the Company’s properties across both business segments are located throughout the United States. In its OMF operating segment, the Company owns, manages and leases single- and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s OMFs. In its SHOP segment, the Company invests in seniors housing properties through the RIDEA structure. As of September 30, 2024, the Company had four eligible independent contractors operating 44 SHOPs.
The Company declared quarterly dividends entirely in shares of its common stock from October 2020 through January 2024. Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. Since October 2020, the Company has issued an aggregate of approximately 5.2 million shares as stock dividends (as adjusted to reflect the Reverse Stock Split (as defined below)). No other additional shares of common stock have been issued since October 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the stock dividends since October 2020 and through January 2024, and are noted as such throughout the accompanying financial statements and notes. See Note 8 — Stockholders’ Equity for additional information on the stock dividends.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Internalization
On September 27, 2024 (the “Closing Date”), the Company consummated (the “Closing”) the transactions (the “Internalization”) contemplated by that certain merger agreement dated August 6, 2024 (the “Internalization Agreement”) by and among the Company, HTI Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), the Advisor and the Advisor Parent.
Consummation of the Internalization resulted in the internalization of the Company’s management through the merger of the Advisor with and into Merger Sub, with the Advisor being the surviving entity (under the name “Healthcare Trust Advisors, LLC”) and the termination of the Company’s prior arrangement for advisory management services provided by the Advisor pursuant to the Advisory Agreement (as defined in Note 9 — Related Party Transactions and Arrangements). All assets, contracts and employees necessary for the Company to conduct its business were contributed by the Advisor Parent (and/or its affiliates) to the Advisor prior to the Closing Date, including all of the equity interests in the Property Manager, which became a wholly-owned subsidiary of the Company following the Internalization.
Pursuant to the Internalization Agreement, on the Closing Date, (i) the outstanding membership interests of the Advisor were converted into the right to receive from the Company an internalization fee of $98.2 million and (ii) the Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate Base Management Fee (as defined in the Advisory Agreement) that the Company would have been required to pay to the Advisor during the remaining three month notice period required to terminate the Advisory Agreement, and (y) a property management fee of $2.9 million, representing the aggregate Management Fees (as defined in the Property Management Agreement) that the Company would have been required to pay to the Property Manager through the current term of the Property Management Agreement, in each case, as adjusted to the extent the amount of such asset management and property management fees exceed or are less than the amount required to be paid by the Advisor Parent to employees placed with the Company pursuant to the Internalization prior to the Closing and the amounts due under contracts acquired by the Company in the Internalization relating to the pre-Closing period (collectively, the “Closing Payments” in an aggregate amount of $106.6 million). The Advisor Parent also delivered cash to the Company at Closing in order for the Company to pay any unpaid employee bonuses for calendar year 2023 and any accrued bonuses for calendar year 2024 to the extent that the Company has previously reimbursed the Advisor Parent for, but the Advisor Parent has not paid, such bonuses.
Pursuant to the Internalization Agreement, because the Closing Payments exceeded the Company’s Available Cash (as defined in the Internalization Agreement), the Company paid the Advisor Parent an aggregate cash consideration of $75.0 million (such cash amount, the “Closing Date Cash Consideration”), and the Company issued to the Advisor Parent an unsecured promissory note (the “Promissory Note”) (as further defined in Note 9 — Related Party Transactions and Arrangements) in a principal amount of $30.3 million, equal to the difference between the Closing Date Cash Consideration and the Closing Payments.
Reverse Stock Split
On September 26, 2024, following approval by the Board and in accordance with Maryland General Corporate Law, the Company filed Articles of Amendment to the Company’s articles of amendment and restatement (as amended to date, the “Charter”) with the State Department of Assessments and Taxation of Maryland (“SDAT”) to effect a reverse stock split of the Company’s common stock, par value $0.01 per share (the “common stock”), at a ratio of one-for-four, which became effective on September 30, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the par value of the common stock adjusted to $0.04 per share. The number of authorized shares of common stock under the Charter remains unchanged.
All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.
Name Change and Common Stock Par Value Adjustment
On September 26, 2024, following approval by the Board, the Company filed Articles of Amendment (the “Second Charter Amendment”) to the Company’s Charter with the SDAT to (i) change the Company’s name to “National Healthcare Properties, Inc.” from “Healthcare Trust, Inc.” and (ii) adjust the par value of the Company’s common stock back to $0.01 per share following the Reverse Stock Split, both of which became effective on September 30, 2024.
In connection with its name change, the Company, as the general partner of the OP, caused the name of the OP to be changed to “National Healthcare Properties Operating Partnership, L.P.” from “Healthcare Trust Operating Partnership, L.P.”

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its OMF segment. As of September 30, 2024, these leases had a weighted average remaining lease term of 4.3 years. Rent from tenants in the Company’s OMF segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our OMF segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of September 30, 2024. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2024 (remainder)	$36,985
2025	104,923
2026	100,211
2027	90,354
2028	76,190
Thereafter	375,254
Total	$783,917
The Company continually reviews receivables related to rent and unbilled rent and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants, in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
The Company recorded reductions in revenue of $0.1 million and $0.9 million for uncollectable amounts during the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.9 million for uncollectable amounts during the three and nine months ended September 30, 2023, respectively.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the nine months ended September 30, 2024 and 2023. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of September 30, 2024 or December 31, 2023.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the nine months ended September 30, 2024 were asset acquisitions. The Company acquired four properties during the nine months ended September 30, 2024.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three and nine months ended September 30, 2024 or 2023.
Accounting for Leases
Lessor Accounting
The Company evaluates new leases (by the Company or by a predecessor lessor/owner) pursuant to ASC 842: Leases to determine lease classification. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of September 30, 2024 and December 31, 2023, the Company had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
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
Lessee Accounting
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease may be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to the Company’s operating leases, see Note 16 — Commitments and Contingencies.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statements of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net loss because recording an impairment loss results in an immediate negative adjustment to earnings. For additional information, see Note 3 — Real Estate Investments, Net.
Reportable Segments
The Company has determined that it has two reportable segments, with activities related to investing in OMFs and SHOPs. Management evaluates the operating performance of the Company’s investments in OMFs and SHOPs on an individual property level. For additional information, see Note 15 — Segment Reporting.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, seven to 10 years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax to the extent it distributes all of its REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to its stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders.
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
As of September 30, 2024, the Company owned 44 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2023, the Company modified 26 intercompany leases with the TRS which reduced intercompany rent.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Because of the TRS’s historical operating losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $10.2 million as of September 30, 2024. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2023, the Company had a deferred tax asset of $8.1 million with a full valuation allowance.
Recently Issued Accounting Pronouncements
Adopted as Required Through December 31, 2023:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected over the period from March 12, 2020 through June 30, 2023 as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to (i) the assertion that the Company’s hedged forecasted transactions remain probable and (ii) the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserved the presentation of the Company’s derivatives, which were consistent with the Company’s past presentation. As of September 30, 2024, the Company had no remaining contracts or hedging relationships that referenced LIBOR.
Not yet Fully Adopted as of September 30, 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures (Topic 280). The new standard requires a public entity to disclose significant segment expense categories and amounts for each reportable segment. A significant expense is an expense that (i) is significant to the segment, (ii) regularly provided or easily computed from information regularly provided to management and (iii) included in the reported measure of profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The ASU should be adopted retrospectively unless it is impracticable to do so. The Company has not adopted this ASU as of September 30, 2024, but is currently evaluating the impact on its segment disclosures and intends to adopt ASU 2023-07 during the year ending December 31, 2024.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily OMFs and SHOPs. which expand and diversify its portfolio and revenue base. The Company owned 198 properties as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, the Company acquired four and seven properties, respectively. All acquisitions in the nine months ended September 30, 2024 and 2023 were considered asset acquisitions for accounting purposes.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table presents the allocation of real estate assets acquired and liabilities assumed during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Real estate investments, at cost:
Land	$1,266	$3,373
Buildings, fixtures and improvements	9,302	27,069
Total tangible assets	10,568	30,442
Acquired intangibles:
In-place leases and other intangible assets	2,388	5,057
Market lease and other intangible assets	150	33
Market lease liabilities	—	(271)
Total intangible assets and liabilities	2,538	4,819
Mortgage notes payable, net	(7,500)	—
Cash paid for real estate investments, including acquisitions	$5,606	$35,261
Number of properties purchased	4	7
Significant Concentrations
As of September 30, 2024 and 2023, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2024 and 2023:

	September 30,
State	2024	2023
Florida	21.1%	19.8%
Pennsylvania	10.3%	10.6%
Georgia	10.2%	*

Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Amortization of in-place leases and other intangible assets (1)	$2,834	$3,455	$9,503	$10,414
Accretion of above- and below-market leases, net (2)	$(175)	$(244)	$(959)	$(795)
Amortization of above- and below-market ground leases, net (3)	$40	$40	$136	$120
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2024 (remainder)	2025	2026	2027	2028
In-place lease assets	$2,716	$10,244	$8,734	$5,535	$4,084
Other intangible assets	3	10	10	10	10
Total to be added to amortization expense	$2,719	$10,254	$8,744	$5,545	$4,094

Above-market lease assets	$(103)	$(370)	$(336)	$(248)	$(208)
Below-market lease liabilities	298	1,172	1,018	696	626
Total to be added to revenue from tenants	$195	$802	$682	$448	$418
Dispositions
Three and Nine Months Ended September 30, 2024
The Company disposed of seven held-for-use OMFs, one held-for-use SHOP and one land parcel during the three months ended September 30, 2024 for an aggregate contract sales price of $79.3 million. These dispositions resulted in an aggregate gain on sale of $1.6 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024. The seven held-for-use OMFs were previously impaired by $10.6 million in the year ended December 31, 2022.
The Company disposed of seven held-for-use OMFs, two held-for-use SHOPs and one land parcel during the nine months ended September 30, 2024 for an aggregate contract sales price of $82.6 million. These dispositions resulted in an aggregate gain on sale of $1.4 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024. One held-for-use SHOP was impaired during the nine months ended September 30, 2024 by $0.3 million, and had been previously impaired by a cumulative total of $2.3 million in the years ended December 31, 2023 and 2022. The seven held-for-use OMFs had been previously impaired by $10.6 million in the year ended December 31, 2022.
Three and Nine Months Ended September 30, 2023
During the three months ended September 30, 2023, the Company did not dispose of any properties.
During the nine months ended September 30, 2023, the Company disposed of four SHOPs and one OMF for an aggregate contract sales price of $13.8 million. Two of the four disposed SHOPs were previously impaired by $15.1 million in the year ended December 31, 2022. These dispositions resulted in an aggregate loss on sale of $0.4 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
Assets Held for Sale
When assets are identified by management as held for sale, the Company reflects them separately on its balance sheet and stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For held-for-sale properties, the Company predominately uses the contract sales price as fair market value.
There were no assets held for sale as of September 30, 2024 and December 31, 2023.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Assets Held for Use
When circumstances indicate the carrying value of a property classified as held for use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single-tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company reflects an impairment charge to write the asset down to its fair value.
Property Damage and Insurance Recoveries
During the nine months ended September 30, 2024, one OMF property sustained fire damages estimated at $2.9 million, which the Company anticipates will be completely recoverable through its property insurance policy during the remainder of 2024. Accordingly, the Company reduced the carrying value of the damaged property by $2.9 million and recorded a receivable of that amount due from the insurance carrier as of September 30, 2024. During the nine months ended September 30, 2024, one SHOP property sustained hurricane damage estimated at $0.4 million, which the Company anticipates will not be recoverable through its property insurance policy due to its policy’s high deductible. Accordingly, the Company reduced the carrying value of the damaged property by $0.4 million during the nine months ended September 30, 2024.
Impairment Charges
There were no impairment charges recorded in the three or nine months ended September 30, 2023. The following table presents impairment charges by segment recorded during the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2024	2024
OMF Segment:
Sun City(1)	$—	$2,409
Acuity Specialty Hospital Mesa(2)	8,829	8,829
Total OMF impairment charges	8,829	11,238

SHOP Segment:
Copper Springs(3)	—	260
Total SHOP impairment charges	—	260

Total impairment charges	$8,829	$11,498
(1)This property was impaired to reduce its carrying value to its estimated fair value as determined by the Assets Held for Use approach described above. This property has been actively marketed for sale since September 2021. This property has been previously impaired by a cumulative total of $8.6 million in the years ended December 31, 2023 and 2021.
(2)This property was impaired to reduce its carrying value to its contractual sales price of $6.0 million as determined by a purchase and sale agreement executed in the nine months ended September 30, 2024.
(3)This property was impaired to its contractual sales price of $3.3 million as determined by a purchase and sale agreement executed in the nine months ended September 30, 2024. This property was previously impaired by a cumulative total of $2.3 million in the years ended December 31, 2023 and 2022. The property was sold during the nine months ended September 30, 2024.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of September 30, 2024 and December 31, 2023:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Interest Rate	Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	$6,516	$6,647	3.98%	3.98%	Fixed	May 2047
Fox Ridge Chenal - Little Rock, AR	1	14,937	15,242	2.95%	2.95%	Fixed	May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,268	9,458	2.95%	2.95%	Fixed	May 2049
Capital One OMF Loan (2)	41	378,500	378,500	3.71%	3.71%	Fixed	Dec. 2026
Multi-Property CMBS Loan	20	116,037	116,037	4.60%	4.60%	Fixed	May 2028
Shiloh - Illinois	1	12,492	12,745	4.34%	4.34%	Fixed	Jan. 2025
BMO CMBS Loan	9	42,750	42,750	2.89%	2.89%	Fixed	Dec. 2031
Barclays OMF Loan	62	240,000	240,000	6.45%	6.45%	Fixed	June 2033
BMO CPC Mortgage	4	7,500	—	6.84%	—%	Fixed	Feb. 2034
Gross mortgage notes payable	140	828,000	821,379	4.60%	4.58%
Deferred financing costs, net of accumulated amortization (3)		(9,808)	(11,111)
Mortgage premiums and discounts, net		(1,204)	(1,273)
Mortgage notes payable, net		$816,988	$808,995
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2024 and December 31, 2023.
(2)Variable rate loan, based on daily SOFR (as defined below) as of September 30, 2024 and December 31, 2023, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, the Company had pledged $1.3 billion in total real estate investments, at cost, as collateral for its $828.0 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Barclays OMF Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of September 30, 2024, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities  - Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of September 30, 2024 and December 31, 2023:

			Outstanding Facility Amount as of		Effective Interest Rate (4) (5)
Credit Facilities	Encumbered Properties (1)		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Interest Rate	Maturity
			(In thousands)	(In thousands)
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$204,290	$206,944	7.87%	7.86%	Variable	Nov. 2026
KeyBank Facility	10	(3)	137,661	139,334	7.92%	7.91%	Variable	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$341,951	$346,278

OMF Warehouse Facility	7		21,708	14,748	8.20%	8.36%	Variable	Dec. 2026

Total Credit Facilities	28		$363,659	$361,026	7.91%	7.90%
________
(1)Encumbered properties are as of September 30, 2024.
(2)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties as of September 30, 2024 with an aggregate carrying value, at cost of $353.6 million.
(3)Secured by first-priority mortgages on ten of the Company’s seniors housing properties as of September 30, 2024 with an aggregate carrying value, at cost of $264.2 million.
(4)Calculated on a weighted average basis for all credit facilities outstanding as of September 30, 2024 and December 31, 2023, respectively.
(5)The Company has eight active non-designated interest rate cap agreements with an aggregate notional amount of $369.2 million which limited one-month SOFR to 3.50%. The Company did not designate these derivatives as hedges and, accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive loss (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Capital One Fannie Mae Facility, KeyBank Fannie Mae Facility and OMF Warehouse Facility were 5.88%, 5.93% and 6.50%, respectively, as of September 30, 2024 and 5.89%, 5.95% and 6.50%, respectively, as of December 31, 2023.
As of September 30, 2024, the carrying value of the Company’s real estate investments, at cost was $2.5 billion, with $1.3 billion secured as collateral for mortgage notes payable and $650.4 million secured under the credit facilities. All of the real estate assets pledged to secure mortgages or to secure borrowings under our credit facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of September 30, 2024 were $523.4 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the credit facilities or other future financings.
Prior Credit Facility
The Company’s prior credit facility (the “Prior Credit Facility”) consisted of two components, a revolving credit facility and a term loan, which were interest-only and would have matured on March 13, 2024. The Prior Credit Facility was fully repaid in May 2023 with net proceeds provided by the Barclays OMF Loan (see Note 4 — Mortgage Notes Payable, Net for details) and the Prior Credit Facility was terminated. At termination, the Company wrote off the remaining deferred financing costs associated with the Prior Credit Facility of $2.6 million, which is included in interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
Fannie Mae Master Credit Facilities
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master credit facility agreement relating to a secured credit facility with KeyBank (the “KeyBank Facility”) and a master credit facility agreement with Capital One for a secured credit facility with Capital One Multifamily Finance LLC, an affiliate of Capital One (the “Capital One Facility” and, together with the KeyBank Facility, the “Fannie Mae Master Credit Facilities”). Advances made under these agreements were assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
As of September 30, 2024, $342.0 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Until June 30, 2023, borrowings under the Fannie Mae Master Credit Facilities bore annual interest at a rate that varied on a monthly basis and was equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). Effective July 1, 2023, the Fannie Mae Master Credit Facilities automatically transitioned to SOFR-based borrowings with monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.
In the year ended December 31, 2023, the Company provided cash deposits totaling $11.8 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. The Company provided an additional deposit of $0.3 million during the three months ended March 31, 2024, bringing the total deposits to $12.1 million as of March 31, 2024. These deposits are recorded as restricted cash on the Company’s consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. These deposits will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
OMF Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One (the “OMF Warehouse Facility”) to provide up to $50.0 million of variable-rate financing.
As of September 30, 2024, $21.7 million was outstanding under the OMF Warehouse Facility. The Company may request future advances under the OMF Warehouse Facility by adding eligible OMFs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the OMF Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.
Non-Designated Interest Rate Caps
As of September 30, 2024 the Company had eight non-designated interest rate cap agreements with an aggregate current effective notional amount of $369.2 million which caps SOFR at 3.50% with terms through January 2027. The Company does not apply hedge accounting to these non-designated interest cap agreements, and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of comprehensive loss. See Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration. During the nine months ended September 30, 2024, the Company paid total premiums of $1.7 million to renew one cap and to execute a new cap.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2024 and thereafter, on all of the Company’s outstanding mortgage notes payable and credit facilities:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2024 (remainder)	$299	$1,443	$1,742
2025	13,270	5,769	19,039
2026	379,393	356,447	735,840
2027	922	—	922
2028	116,989	—	116,989
Thereafter	317,127	—	317,127
Total	$828,000	$363,659	$1,191,659

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment), the repayment of the Promissory Note and distributions to holders of its Series A Preferred Stock and Series B Preferred Stock. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next twelve months. The Company expects to fund its future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by its operating activities, potential future advances under its Fannie Mae Master Credit Facilities and OMF Warehouse Facility, net cash provided by its property dispositions and potential new financings utilizing certain of its currently unencumbered properties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2024
Derivative assets, at fair value (non-designated)	$—	$2,864	$—	$2,864
Derivative assets, at fair value (designated)	—	14,313	—	14,313
Total	$—	$17,177	$—	$17,177

December 31, 2023
Derivative assets, at fair value (non-designated)	$—	$6,111	$—	$6,111
Derivative assets, at fair value (designated)	—	22,259	—	22,259
Total	$—	$28,370	$—	$28,370
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company has impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, the Company owned 20 held-for-use properties (20 OMFs) for which the Company had reconsidered their expected holding periods, all of which are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and has previously recorded impairment charges on one property to reduce the carrying value to its estimated fair value.
See Note 3 — Real Estate Investments, Net - Assets Held for Use and Impairment Charges for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of September 30, 2024 and December 31, 2023.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		September 30, 2024		December 31, 2023
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$826,796	$796,567	$820,106	$787,665
Credit facilities	3	363,659	364,129	361,026	361,792
Total debt		$1,190,455	$1,160,696	$1,181,132	$1,149,457
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of derivatives.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

(In thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$14,313	$22,259
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$2,864	$6,111
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2024 and December 31, 2023, the Company had one derivative with a notional value of $378.5 million designated as a cash flow hedges of interest rate risk. The Company uses its interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments by the Company over the life of the agreement without exchange of the underlying notional amount. During the nine months ended September 30, 2024 and the year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The remaining interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives	$(6,588)	$5,418	$2,731	$12,078
Amount of gain reclassified from accumulated other comprehensive income into income as interest expense	$3,580	$5,023	$11,895	$13,648
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(18,007)	$(15,720)	$(52,142)	$(50,208)
Prior Credit Facility Swap Terminations
During the year ended December 31, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million and six SOFR-based interest rate swap agreements with an aggregate notional amount of $150.0 million. The swaps were terminated in asset positions and the Company received $1.9 million in cash from the LIBOR-based swap terminations and $3.5 million in cash from the SOFR-based swap terminations. These amounts were included in AOCI and will be amortized into earnings as a reduction to interest expense from the termination dates of the swaps through March 2024 (the original term of the swap and the Prior Credit Facility). For the nine months ended September 30, 2024 and 2023, the Company reclassified $1.2 million and $2.7 million, respectively, from AOCI as decreases to interest expense, and no amounts remained in AOCI as of September 30, 2024.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from October 1, 2024 through September 30, 2025, the Company estimates that $8.3 million will be reclassified from AOCI as a decrease to interest expense or other comprehensive income relating to the “pay-fixed” swaps designated as derivatives.
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	8	$369,218	7	$364,170
__________
(1)Notional amount represents the currently active interest rate cap contracts.
(2)All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through January 2027. The actual one-month SOFR rates during the nine months ended September 30, 2024 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting. As of September 30, 2024 and December 31, 2023, the Company had entered into eight and seven SOFR-based interest rate caps, respectively, with notional amounts of $369.2 million and $364.2 million, respectively, which limited one-month SOFR borrowings to 3.50% and have varying maturities through January 2027.
In the nine months ended September 30, 2024, the Company paid total premiums of $1.7 million to renew one cap with an aggregate notional amount of $58.1 million and to execute a new cap of $7.0 million which matures in January 2027. Five interest rate caps with an aggregate notional amount of $289.4 million matures in 2025, which represents the next interest rate cap maturity.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
The loss on non-designated derivatives was $2.4 million for the three months ended September 30, 2024 and gain on non-designated derivatives was $0.4 million for the nine months ended September 30, 2024. The gains on non-designated derivatives were $0.4 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company received aggregate payments of $5.4 million and $3.9 million, respectively, related to its effective interest rate caps as LIBOR/SOFR exceeded the effective rates of the capped debt.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024	$17,177	$—	$—	$17,177	$—	$—	$17,177
December 31, 2023	$28,370	$—	$—	$28,370	$—	$—	$28,370
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2024, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2024 and December 31, 2023, the Company had 28,296,439 and 27,886,255 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020, as adjusted to reflect the Reverse Stock Split. Since October 2020, the Company has issued an aggregate of approximately 5.2 million shares (as adjusted to reflect the Reverse Stock Split) in respect to the stock dividends. Except for shares issued as dividends, no additional shares of common stock were issued during the nine months ended September 30, 2024 or the year ended December 31, 2023. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive loss have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends and are noted as such throughout the accompanying financial statements and notes. In addition, on March 27, 2024, the Company published a new Estimated Per-Share NAV as of December 31, 2023, which was approved by the Board on March 27, 2024. See Note 1 — Organization for additional information.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Share Repurchase Program
Under the Company’s share repurchase program (the “SRP”), as amended from time to time, qualifying stockholders are able to sell their shares to the Company in limited circumstances. The Board suspended the SRP in August 2020 and no further repurchase requests under the SRP may be made unless and until the SRP is reactivated. No assurances can be made as to when or if the SRP will be reactivated. When a stockholder requests redemption and redemption is approved by the Board, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not issue any shares of common stock pursuant to the DRIP as the Company did not declare any cash distributions during those periods.
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
Preferred Stock and Preferred Units
The Company is authorized to issue up to 50,000,000 shares of preferred stock. In connection with an underwritten offering in December 2019, the Company classified and designated 1,610,000 shares of its authorized preferred stock as authorized shares of its Series A Preferred Stock. In September 2020, the Board authorized the classification of 600,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with the preferred stock purchase agreement and registration rights agreement with B. Riley Principal Capital, LLC and in May 2021, the Board authorized the classification of 2,530,000 additional shares of the Company’s preferred stock as Series A Preferred Stock in connection with an offering in May 2021. Also, in connection with an underwritten offering in October 2021, the Company classified and designated 3,680,000 shares of its authorized preferred stock in October 2021 as authorized shares of its Series B Preferred Stock.
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.
The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023.
The Company also had 100,000 Series A Preferred Units outstanding as of September 30, 2024 and December 31, 2023, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Distributions and Dividends
Common Stock
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $3.40 (as adjusted to reflect the Reverse Stock Split) per annum per share of common stock.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Note 9 — Related Party Transactions and Arrangements
As of September 30, 2024 and December 31, 2023, the Special Limited Partner owned 2,678 shares of the Company’s outstanding common stock. As of December 31, 2023, the Advisor held 90 partnership units in the OP designated as “Common OP Units”. In connection with the Internalization, immediately prior to Closing, the Advisor transferred the 90 Common OP Units to the Advisor Parent. As of September 30, 2024, the Advisor Parent held 90 Common OP Units.
Fees Incurred in Connection with the Operations of the Company
The Second Amended and Restated Advisory Agreement by and among the Company, the OP and the Advisor (as amended, the “Advisory Agreement”) took effect on February 17, 2017.
On July 25, 2019, the Company entered into Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”), which was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this Note under “Professional Fees and Other Reimbursements.”
Immediately following the Closing of the Internalization, the Company and Advisor (now a wholly owned subsidiary of the Company following the Internalization) terminated the Advisory Agreement by mutual agreement. Certain expenses have been incurred as a result of the Company’s decision to terminate the Advisory Agreement, which are discussed below in the section “Internalization — Termination Fees”. The following describes certain expenses and fees that the Company was obligated to pay under the Advisory Agreement prior to its termination in connection with the Internalization.
Acquisition Expense Reimbursements
The Advisor was reimbursed for services provided for which it incurred investment-related expenses or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third-party acquisition expenses. Under the Advisory Agreement, total acquisition expenses were not permitted to exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold was not exceeded through September 27, 2024, the date the Advisory Agreement was terminated.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Asset Management Fees
Under the limited partnership agreement of the OP (as amended from time to time, the “LPA”) and the previous advisory agreement and until March 31, 2015, for its asset management services, the Company issued the Advisor an asset management subordinated participation by causing the OP to issue to the Advisor partnership units of the OP designated as “Class B Units” (“Class B Units”). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “Economic Hurdle”); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; and (z) the Advisor is still providing advisory services to the Company (the “Performance Condition”).
Unvested Class B Units would be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of September 30, 2024, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor received cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any, on the Company’s common stock. These cash distributions on Class B Units will be included in general and administrative expenses in the consolidated statements of operations and comprehensive loss if the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however, none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
On May 12, 2015, the Company, the OP and the Advisor entered into an amendment to the then-current advisory agreement, which, among other things, provided that the Company would cease causing the OP to issue Class B Units to the Advisor with respect to any period ending after March 31, 2015. In connection with the Internalization, immediately prior to Closing, the Advisor transferred 359,250 Class B Units to the Advisor Parent.
Effective February 17, 2017, the Advisory Agreement required the Company to pay the Advisor a base management fee, which was payable on the first business day of each month. The fixed portion of the base management fee was equal to $1.625 million per month, while the variable portion of the base management fee was equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. There were no variable management fees earned from the issuance of common stock dividends. Upon termination of the Advisory Agreement, the Company is no longer obligated to pay the base management fee.
In addition, the Advisory Agreement required the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares of common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined in the Advisory Agreement) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. No incentive fee was incurred for the nine months ended September 30, 2024 or 2023. Upon termination of the Advisory Agreement, the Company is no longer obligated to pay a variable management/incentive fee.
In connection with the Internalization, on the Closing Date, the Advisor Parent received an asset management fee of $10.9 million, representing the aggregate Base Management Fee (as defined in the Advisory Agreement) that the Company would have been required to pay to the Advisor during the six month notice period required to terminate the Advisory Agreement, which began on June 25, 2024 when the Company delivered notice to the Advisor of its intention to effect the Internalization, inclusive of $5.5 million of Base Management Fees that the Company would have been required to pay to the Advisor during the remaining three month notice period following the Closing Date.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Professional Fees and Other Reimbursements
The Company reimbursed the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor received a separate fee. This reimbursement included reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that were both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the three months ended September 30, 2024 and 2023, the Company incurred $2.7 million and $2.5 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. During the nine months ended September 30, 2024 and 2023, the Company incurred $9.1 million and $6.4 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
Bonus Awards
Reimbursements for the cash portion of 2023 bonuses paid by the Advisor to its employees, or employees of its affiliates, were expensed and reimbursed on a monthly basis during the year ended December 31, 2023 in accordance with estimates provided by the Advisor. These amounts were awarded in May 2024 and were scheduled to be paid by the Advisor to its employees from September 2024 to March 2025. Following the Internalization, pursuant to the Internalization Agreement, the Advisor Parent remitted the unpaid portion of these amounts to the Company, which subsequently paid out such amounts in October 2024 to the employees who joined the Company from the Advisor as part of the Internalization.
For the cash portion of 2024 accrued bonuses for the Advisor’s employees, or employees of its affiliates, the Company previously reimbursed the Advisor for such amounts in accordance with estimates provided by the Advisor. Following the Internalization, pursuant to the Internalization Agreement, the Advisor Parent remitted such amounts to the Company for subsequent payment to the employees who joined the Company from the Advisor as part of the Internalization.
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
On February 17, 2017, the Company entered into the Amended and Restated Property Management and Leasing Agreement (the “Property Management Agreement”) with the OP and the Property Manager. The Property Management Agreement automatically renews for successive one-year terms unless any party provides written notice of its intention to terminate the Property Management Agreement. The Company provided the Property Manager with notice of its intent to self-manage in June 2024, and, in connection with the Internalization, the Advisor Parent contributed all its equity interests in the Property Manager to the Company. Following the Closing of the Internalization, the Property Management Agreement remains in place as an intercompany agreement.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Promissory Note
In connection with the consideration payable to the Advisor Parent under the Internalization Agreement, the Company issued the Promissory Note in a principal amount of $30.3 million to the Advisor Parent on the Closing Date. The Promissory Note is a senior unsecured obligation of the Company and ranks equal in right of payment with all of the Company’s existing and future indebtedness. The Promissory Note bears interest per annum of Term SOFR (as defined in the Promissory Note) plus 1.25% until January 1, 2025 and Term SOFR plus 3.25% on and after January 1, 2025, with such interest payable monthly. Beginning on January 2, 2025, the Company will be required to make monthly payments of principal to the extent of its available cash existing on the applicable payment date. The Promissory Note matures on June 28, 2025 and may be prepaid, in whole or in part, prior to the maturity date without any pre-payment penalties. The Promissory Note is subject to customary events of default, the occurrence of which shall allow the Advisor Parent to declare all amounts outstanding under the Promissory Note immediately due and payable. The Promissory Note is included in accounts payable and accrued expenses on the balance sheet as of September 30, 2024,
Summary of Related Party Expenses and Payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Prepayments) as of
	2024	2023	2024	2023
(In thousands)	Incurred	Incurred	Incurred	Incurred	September 30, 2024	December 31, 2023
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$10	$21	$31	$20	$—
Ongoing fees and reimbursements:
Asset management fees	5,458	5,458	16,374	16,374	—	—
Professional fees and other reimbursements (1)	2,981	2,824	9,960	7,584	6	198
Property management fees (2)	1,069	1,155	3,561	3,132	(22)	97
Termination fees (including the Promissory Note) (3)	8,409	—	106,650	—	30,267	—
Total related party operation fees and reimbursements	$17,917	$9,447	$136,566	$27,121	$30,271	$295
___________
(1)Included in general and administrative expenses in the consolidated statements of operations. Includes $2.2 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $7.1 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)The three months ended September 30, 2024 and 2023 includes $0.1 million and $0.2 million, respectively, and the nine months ended September 30, 2024 and 2023 includes $0.8 million and $0.4 million, respectively, of leasing commissions which are capitalized and included in deferred costs, net on the Company’s consolidated balance sheets.
(3)The nine months ended September 30, 2024 includes the Closing Payments payable to the Advisor pursuant to the terms of the Internalization, including an internalization fee of $98.2 million, an asset management fee of $5.5 million and a property management fee of $2.9 million. See Note 1 — Organization — Internalization for additional information. Also reflects the Promissory Note issued to the Advisor Parent in connection with the Internalization.
Internalization
For details regarding the terms of the Internalization, see Note 1 — Organization — Internalization.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the three or nine months ended September 30, 2024 or 2023. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution, the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds distribution described below.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the three or nine months ended September 30, 2024 or 2023. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above.
Termination Fees
Under the LPA, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner was entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors in the Company’s initial public offering of common stock. However, in accordance with the terms of the LPA, in connection with the Internalization and the Company’s termination of the Advisory Agreement, the Special Limited Partner deferred its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 10 — Economic Dependency
Under various agreements, prior to the Internalization, the Company engaged the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that were essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company and asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company was dependent upon the Advisor and its affiliates prior to the Internalization.
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company adopted an employee and director incentive restricted share plan (as amended from time to time, the “RSP”), which provided the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”) to the Company’s directors, officers and employees, employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The RSP expired in accordance with its terms in February 2023. The total number of shares of common stock that may be subject to awards granted under the RSP could not exceed 5.0% of the Company’s outstanding shares of common stock on a fully diluted basis at any time and in any event could not exceed 4.2 million shares (as such number may be further adjusted for stock splits, stock dividends, combinations and similar events).
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
The following table reflects the amount of restricted shares outstanding as of September 30, 2024 and activity for the period presented (as adjusted to reflect the Reverse Stock Split):

	Number of Shares of Common Stock	Weighted Average Issue Price
Unvested, December 31, 2023	12,911	$67.76
Stock dividend	196	56.00
Vested	(13,107)	67.60
Unvested, September 30, 2024	—	$—

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
As of September 30, 2024, the Company did not have any remaining unrecognized compensation cost related to unvested restricted share awards granted under the RSP. Compensation expense related to restricted shares was $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the nine months ended September 30, 2024 or 2023.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain (loss) on Designated Derivative
Balance, December 31, 2023	$23,464
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	2,732
Amount of gain reclassified from accumulated other comprehensive income	(11,895)
Balance, September 30, 2024	$14,301
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, previously designated hedges were terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	September 30, 2024	December 31, 2023
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	2,329	3,156
Total Non-controlling Interests in the OP	4,907	5,734
Non-controlling Interests in property owning subsidiaries	751	695
Total Non-controlling interests	$5,658	$6,429
Net loss attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)	$(138)	$(138)
Loss attributable to Common OP Units held by third parties	147	62	726	209
Net loss attributable to non-controlling interests in the OP	101	16	588	71
Income attributable to non-controlling interests in property-owning subsidiaries	(24)	(2)	(59)	(26)
Net loss attributable to non-controlling interests	$77	$14	$529	$45

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
In September 2021, the Company partially funded the purchase of an OMF from an unaffiliated third party by causing the OP to issue 100,000 Series A Preferred Units to the unaffiliated third party, with a face value of $25.00 per unit, which were recorded at issuance at a then fair value of $2.6 million, or $25.78 per unit, to the unaffiliated third party.
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both the three and nine months ended September 30, 2024 and 2023, Series A Preferred Unit holders were paid $46,000 and $0.1 million, respectively.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of December 31, 2023, the Advisor held 90 partnership units in the OP designated as “Common OP Units”. In connection with the Internalization, immediately prior to Closing, the Advisor transferred the 90 Common OP Units to the Advisor Parent. As of September 30, 2024, the Advisor Parent held 90 Common OP Units.
In November 2014, the Company partially funded the purchase of an OMF from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the nine months ended September 30, 2024 and 2023, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of September 30, 2024 would be redeemable for 124,161 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024 and the Reverse Stock Split.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	September 30, 2024	September 30, 2024	September 30, 2024	December 31, 2023	2024	2023
Plaza Del Rio Outpatient Medical Campus Portfolio (1)	May 2015	$751	6.9%	$12,788	$12,687	—	—
_______
(1)Of the six total properties in the Plaza Del Rio Outpatient Medical Campus Portfolio, three properties were encumbered under the Capital One OMF Loan, two properties were pledged to the OMF Warehouse Facility and one property was encumbered under the Multi-Property CMBS Loan. See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities  for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (see Note 1 — Organization and Note 8 — Stockholders’ Equity for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (in thousands)	$(44,142)	$(19,561)	$(183,058)	$(57,829)
Basic and diluted weighted-average shares outstanding	28,291,594	28,279,423	28,283,017	28,273,944
Basic and diluted net loss per share	$(1.56)	$(0.69)	$(6.47)	$(2.05)
Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, Common OP Units and Class B Units to be common share equivalents. Series A Preferred Units are non-participating.
The Company had the following common stock equivalents on a weighted-average basis that were excluded from the calculation of diluted net loss per share attributable to stockholders as their effect would have been antidilutive. The amounts in the table below have been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted shares (1)	—	17,951	—	23,429
Common OP Units (2)	124,161	124,165	124,161	124,165
Class B Units (3)	109,865	109,868	109,865	109,868
Total weighted average antidilutive common stock equivalents	234,026	251,984	234,026	257,462
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were no and 50,871 unvested restricted shares outstanding as of September 30, 2024 and 2023, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of September 30, 2024 and 2023. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of September 30, 2024 and 2023. These Class B Units were unvested as of September 30, 2024 and 2023 (see Note 9 — Related Party Transactions and Arrangements for additional information).

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 15 — Segment Reporting
The disclosures below for the three and nine months ended September 30, 2024 and 2023 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes: OMFs and SHOPs.
The Company evaluates performance and makes resource allocations based on its two business segments. The OMF segment primarily consists of facilities leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses as well as seniors housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators.
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
The following table presents the operating financial information for the Company’s two business segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
OMFs:
Revenue from tenants	$34,303	$33,657	$103,573	$101,187
Less: Property operating and maintenance	10,656	9,379	30,083	27,772
Segment income	$23,647	$24,278	$73,490	$73,415

SHOPs:
Revenue from tenants	$54,637	$52,029	$162,483	$157,958
Less: Property operating and maintenance	45,751	44,947	136,474	134,006
Segment income	$8,886	$7,082	$26,009	$23,952

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ revenue from tenants to consolidated revenue from tenants and the total reportable segments’ income to consolidated net loss attributable to common stockholders is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue from tenants:
OMFs	$34,303	$33,657	$103,573	$101,187
SHOPs	54,637	52,029	162,483	157,958
Total consolidated revenue from tenants	$88,940	$85,686	$266,056	$259,145

Net loss attributable to common stockholders:
Segment income:
OMFs	$23,647	24,278	$73,490	73,415
SHOPs	8,886	7,082	26,009	23,952
Total segment income	32,533	31,360	99,499	97,367
Impairment charges	(8,829)	—	(11,498)	—
Operating fees to related parties	(6,391)	(6,397)	(19,181)	(19,153)
Termination fees to related parties	(8,409)	—	(106,650)	—
Acquisition and transaction related	(5,187)	(173)	(5,686)	(384)
General and administrative	(5,502)	(4,753)	(16,938)	(14,105)
Depreciation and amortization	(20,720)	(20,776)	(63,386)	(61,520)
Gain (loss) on sale of real estate investment	1,579	(173)	1,354	(364)
Interest expense	(18,007)	(15,720)	(52,142)	(50,208)
Interest and other income	548	258	1,077	576
(Loss) gain on non-designated derivatives	(2,384)	406	449	510
Income tax expense	—	(157)	(135)	(244)
Net loss attributable to non-controlling interests	77	14	529	45
Preferred stock distributions	(3,450)	(3,450)	(10,350)	(10,349)
Net loss attributable to common stockholders	$(44,142)	$(19,561)	$(183,058)	$(57,829)

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table reconciles the segment activity to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net:
OMF Segment	$1,040,203	$1,114,963
SHOP Segment	774,657	824,694
Total investments in real estate, net	1,814,860	1,939,657
Cash and cash equivalents	32,858	46,409
Restricted cash	52,054	44,907
Derivative assets, at fair value	17,177	28,370
Straight-line rent receivable, net	23,056	26,325
Operating lease right-of-use assets	7,553	7,713
Prepaid expenses and other assets	32,874	35,781
Deferred costs, net	17,238	15,997
Total assets	$1,997,670	$2,145,159
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
OMF Segment	$2,764	$1,686	$6,126	$4,650
SHOP Segment	2,477	3,172	10,274	9,348
Total capital expenditures	$5,241	$4,858	$16,400	$13,998
Note 16 — Commitments and Contingencies
As of September 30, 2024, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 18.1 years to 83.0 years, excluding an adjacent parking lot lease with a term of 2.0 years. The Company did not enter into any additional ground leases during the nine months ended September 30, 2024.
As of September 30, 2024, the Company had ROU assets and liabilities of $7.6 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 32.4 years and a weighted-average discount rate of 7.35% as of September 30, 2024. For each of the three months ended September 30, 2024 and 2023, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the current accounting guidance. For each of the nine months ended September 30, 2024 and 2023, the Company paid cash of $0.6 million and recorded expense of $0.6 million. The ground operating lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table reflects the base cash rental payments due from the Company for the next five years as of September 30, 2024:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2024 (remainder)	$163	$23
2025	653	93
2026	649	95
2027	617	97
2028	619	100
Thereafter	21,324	7,115
Total minimum lease payments	24,025	7,523
Less: amounts representing interest	(15,903)	(2,693)
Total present value of minimum lease payments	$8,122	$4,830
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of September 30, 2024. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
The Company disposed of one OMF in Indiana subsequent to September 30, 2024 for a contract sales price of $2.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of National Healthcare Properties, Inc. (formerly known as Healthcare Trust, Inc.) and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to National Healthcare Properties, Inc., a Maryland corporation, including, as required by context, National Healthcare Properties Operating Partnership, LP (our “OP”), a Delaware limited partnership, and its subsidiaries. Prior to consummation of the Internalization (as defined below), the Company was externally managed by Healthcare Trust Advisors, LLC (the “Advisor”), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in “Part I — Financial Information” included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,”, “projects,” “potential,” “predicts,” “intends,” “would,” “could,” “should” or similar expressions, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, including related sanctions and other penalties imposed by the U.S. and European Union, and the related impact on us, our tenants, operators and the global economy and financial markets; that any potential future acquisitions by the Company is subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended) as well as Part II — Other Information, Item IA — Risk Factors below.
Overview
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on outpatient medical facilities and senior housing operating properties. As of September 30, 2024, we owned 198 properties located in 32 states and comprised of 8.6 million rentable square feet.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Prior to consummation of the Internalization on September 27, 2024, our former Advisor managed our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). Prior to the Internalization, the Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”) and these related parties received compensation and fees for providing services to us. In connection with the Internalization, we internalized our advisory and property management functions with our own dedicated workforce after terminating the Advisory Agreement; the Property Manager became our wholly-owned subsidiary as a result of the Internalization and the Property Management Agreement remains in place as an intercompany agreement (see Note 9 — Related Party Transactions and Arrangements in Part I, Item 1 in this Quarterly Report on Form 10-Q).
We operate in two reportable business segments for management and financial reporting purposes: outpatient medical facilities (“OMFs”) and senior housing operating properties (“SHOPs”). All of our properties across both business segments are located throughout the United States. In our OMF operating segment, we own, manage and lease single- and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our OMFs. In our SHOP segment, we invest in seniors housing properties through the REIT Investment Diversification and Empowerment Act of 2007 structure. As of September 30, 2024, we had four eligible independent contractors operating 44 SHOPs.

We declared and issued quarterly dividends entirely in shares of our common stock from October 2020 through January 2024. We do not intend to declare any further stock dividends in the future.
On March 27, 2024, we published a new Estimated Per-Share NAV equal to $13.00 as of December 31, 2023. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. Since October 2020, we issued an aggregate of approximately 5.2 million shares as stock dividends (as adjusted to reflect the Reverse Stock Split (as defined below)). No other additional shares of common stock have been issued since October 2020. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless and until we list our common stock.
Internalization
On September 27, 2024, we consummated the Internalization after, among other things, terminating the Advisory Agreement with the Advisor. For more information regarding the Internalization, including the fees paid therewith, see Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q. As a result of the Internalization, our termination of the Advisory Agreement and the Property Manager becoming our wholly-owned subsidiary, we will no longer incur the asset management, property management and other fees and expenses that we were obligated to pay to the Advisor and its affiliates prior to the Internalization. With an internalized workforce, we have incurred and will continue to incur costs for employee compensation and other general and administrative expenses.
Reverse Stock Split
Effective September 30, 2024, we effected a reverse stock split of our common stock (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, every four shares of our issued and outstanding common stock automatically combined and reclassified into one issued and outstanding share of common stock. All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.
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

Properties
The following table presents certain additional information about the properties we owned as of September 30, 2024:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased (1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
OMF Segment	153		4,867,928	90.3%	(5)	4.3	$1,416,180
SHOP Segment	45	(4)	3,683,949	79.2%	(5)	N/A	1,100,145
Total Portfolio	198		8,551,877				$2,516,325
________
(1)Inclusive of leases signed but not yet commenced as of September 30, 2024.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of September 30, 2024.
(3)Gross asset value represents total real estate investments, at cost ($2.5 billion total as of September 30, 2024) net of gross market lease intangible liabilities ($23.5 million total as of September 30, 2024). Cumulative impairment charges are reflected within gross asset value.
(4)Includes one parcel of land. As of September 30, 2024, we had 3,919 rentable units in our SHOP segment. The SHOP segment excludes one closed SHOP with 39 rentable units, one SHOP with 20 units under renovation and land parcel.
(5)Percentage leased for the OMF segment is presented as of the end of the period shown; percentage leased for the SHOP segment is presented for the duration of the period shown.
Same Store Properties
Information based on Same Store Properties, Acquired Properties and Disposed Properties (as each are defined below) allows us to evaluate the performance of our portfolio based on a consistent population of properties owned for the entire period of time covered. As of September 30, 2024, we owned 198 properties. There were 187 properties owned for the entire year ended December 31, 2023 and the nine months ended September 30, 2024 (our “Same Store Properties”), including one vacant land parcel. Since January 1, 2023, we acquired 11 properties (our “Acquired Properties”) and disposed of 15 properties (our “Disposed Properties”).
The following table presents a roll-forward of our properties owned from January 1, 2023 to September 30, 2024:

	OMF	SHOP	Total
Number of properties, January 1, 2023	150	52	202
Acquisition activity during the year ended December 31, 2023	7	—	7
Disposition activity during the year ended December 31, 2023	(1)	(4)	(5)
Number of properties, December 31, 2023	156	48	204
Acquisition activity during the nine months ended September 30, 2024	4	—	4
Disposition activity during the nine months ended September 30, 2024	(7)	(3)	(10)
Number of properties, September 30, 2024	153	45	198

Number of Same Store Properties	142	45	187
Number of Acquired Properties	11	—	11
Number of Disposed Properties	8	7	15

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
Net loss attributable to common stockholders was $44.1 million and $19.6 million, respectively, for the three months ended September 30, 2024, and 2023. The following table shows our results of operations for the three months ended September 30, 2024 and 2023 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$
Revenue from tenants	$88,940	$85,686	$3,254

Operating expenses:
Property operating and maintenance	56,407	54,326	2,081
Impairment charges	8,829	—	8,829
Operating fees to related parties	6,391	6,397	(6)
Termination fees to related parties	8,409	—	8,409
Acquisition and transaction related	5,187	173	5,014
General and administrative	5,502	4,753	749
Depreciation and amortization	20,720	20,776	(56)
Total expenses	111,445	86,425	25,020
Operating loss before loss on sale of real estate investments	(22,505)	(739)	(21,766)
Gain (loss) on sale of real estate investments	1,579	(173)	1,752
Operating loss	(20,926)	(912)	(20,014)
Other income (expense):
Interest expense	(18,007)	(15,720)	(2,287)
Interest and other income	548	258	290
(Loss) gain on non-designated derivatives	(2,384)	406	(2,790)
Total other expenses	(19,843)	(15,056)	(4,787)
Loss before income taxes	(40,769)	(15,968)	(24,801)
Income tax expense	—	(157)	157
Net loss	(40,769)	(16,125)	(24,644)
Net loss attributable to non-controlling interests	77	14	63
Allocation for preferred stock	(3,450)	(3,450)	—
Net loss attributable to common stockholders	$(44,142)	$(19,561)	$(24,581)
Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the three months ended September 30, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$33,804	$32,396	$1,408	$533	$7	$526	$(35)	$1,254	$(1,289)	$34,302	$33,657	$645
Less: Property operating and maintenance	10,915	9,190	1,725	61	—	61	(319)	189	(508)	10,657	9,379	1,278
Segment income	$22,889	$23,206	$(317)	$472	$7	$465	$284	$1,065	$(781)	$23,645	$24,278	$(633)
_______________
(1)Our OMF segment included 142 Same Store Properties.
(2)Our OMF segment included 11 Acquired Properties.
(3)Our OMF segment included eight Disposed Properties.
(4)Our OMF segment included 153 total properties.

Revenue from tenants primarily reflects contractual rent received from tenants in our OMFs and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses in our OMF segment. Pursuant to many of our lease agreements in our OMFs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent.
Revenue from Tenants
During the three months ended September 30, 2024, revenue from tenants decreased by $0.6 million in our OMF segment as compared to the three months ended September 30, 2023, which was primarily driven by a $1.3 million decrease in revenue from tenants associated with our Disposed Properties, partially offset by an increase in revenue from tenants of $1.4 million from our Same Store Properties.
The increase in our Same Store properties revenue from tenants was primarily due to increased expense reimbursements from higher expenses in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees. During the three months ended September 30, 2024, property operating and maintenance expenses increased by $1.3 million in our OMF segment as compared to the three months ended September 30, 2023. This increase was primarily driven by our Same Store Properties, partially offset by our Disposed Properties.
The increase in property operating and maintenance expenses from our Same Store properties was primarily the result of the impacts of inflation on utility and maintenance costs, which were largely reimbursed by tenants.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended September 30, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total (4)
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$52,731	$49,243	$3,488	$—	$—	$—	$1,906	$2,786	$(880)	$54,637	$52,029	$2,608
Less: Property operating and maintenance	44,137	42,306	1,831	—	—	—	1,614	2,641	(1,027)	45,751	44,947	804
Segment income	$8,594	$6,937	$1,657	$—	$—	$—	$292	$145	$147	$8,886	$7,082	$1,804
________
(1)Our SHOP segment included 45 Same Store Properties (including one land parcel).
(2)Our SHOP segment did not include any Acquired Properties.
(3)Our SHOP segment included seven Disposed Properties.
(4)Our SHOP segment included 45 total properties (including one land parcel).
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
Revenue from Tenants
During the three months ended September 30, 2024, revenue increased by $2.6 million in our SHOP segment as compared to the three months ended September 30, 2023, primarily from an increase in revenue from tenants of $3.5 million from our Same Store Properties, partially offset by a $0.9 million decrease in revenue from tenants associated with our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates and higher occupancy during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Additionally, we offered more rent concessions to drive occupancy during the three months ended September 30, 2024, which amounted to $1.9 million as compared to $0.8 million during the three months ended September 30, 2023.

Property Operating and Maintenance
During the three months ended September 30, 2024, property operating and maintenance expenses increased by $0.8 million in our SHOP segment as compared to the three months ended September 30, 2023, primarily due to an increase in property operating and maintenance expenses of $1.8 million in our Same Store Properties, partially offset by a decrease of $1.0 million from our Disposed Properties.
Our Same Store Properties property operating and maintenance expenses increased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily from $1.2 million of increased costs for wages, including overtime, training and bonus wages paid to employees of our third party operators, partially offset by decreased costs for contract labor of $0.2 million.
Other Results of Operations
Impairment Charges
We recorded $8.8 million of impairment charges during the three months ended September 30, 2024. This impairment was recorded to reduce the carrying value of a held-for-use OMF to its estimated fair value. This OMF has been marketed for sale since June 2024. We did not record any impairment charges in the three months ended September 30, 2023.
See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Prior to the consummation of the Internalization, the Advisor and the Property Manager were paid for asset management and property management services for managing our properties on a day-to-day basis. Operating fees to these related parties were consistent at $6.4 million for the three months ended September 30, 2024 and 2023, including asset management fees of $5.5 million and property management fees of $0.9 million for both the three months ended September 30, 2024 and 2023. There were no incentive fees incurred in either of the three months ended September 30, 2024 or 2023.
Following the consummation of the Internalization, we no longer have to pay the above-referenced fees to the related parties, but we will incur expenses related to the compensation and benefits of our officers, employees and consultants, as well as overhead expenses, previously paid by the related parties managing our business and operations, which expenses will be recorded in our general and administrative expenses going forward.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Termination Fees to Related Parties
We recorded $8.4 million of termination fees to related parties in the three months ended September 30, 2024 as a result of our termination of the Advisory Agreement with the Advisor and transition to self-management through the Internalization.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased by $5.0 million to $5.2 million for the three months ended September 30, 2024 as compared to $0.2 million for the three months ended September 30, 2023. This increase was mainly due to $4.7 million of advisory, legal and other professional costs and non-recurring employee transition expenses directly related to the Internalization.
General and Administrative Expenses
General and administrative expenses increased by $0.7 million to $5.5 million for the three months ended September 30, 2024 compared to $4.8 million for the three months ended September 30, 2023, which includes $3.0 million and $2.8 million, respectively, for the three months ended September 30, 2024 and September 30, 2023, incurred in expense reimbursements. The increase in general and administrative expenses was also attributable to $0.4 million of employee compensation expenses incurred for the three months ended September 30, 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $0.1 million to $20.7 million for the three months ended September 30, 2024 from $20.8 million for the three months ended September 30, 2023.
Gain (Loss) on Sale of Real Estate Investments
During the three months ended September 30, 2024, we disposed of seven OMFs, one SHOP and one land parcel for an aggregate contract sales price of $79.3 million and recorded an aggregate gain on sale of $1.6 million. These seven OMFs had been previously impaired by $10.6 million in the year ended December 31, 2022.

During the three months ended September 30, 2023, we did not dispose of any properties. However, we did record a loss on sale of $0.2 million in the three months ended September 30, 2023, related to various settlements of liens and accruals on formerly disposed properties.
Interest Expense
Interest expense increased by $2.3 million to $18.0 million for the three months ended September 30, 2024 from $15.7 million for the three months ended September 30, 2023. The increase in interest expense was mainly due to higher average balances of our indebtedness during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
As of September 30, 2024, our outstanding debt obligations were $1.2 billion at a weighted average interest rate of 5.61% per year. As of September 30, 2023, we had total borrowings of $1.2 billion, at a weighted average interest rate of 5.49% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $0.5 million and $0.3 million, respectively, for the three months ended September 30, 2024 and 2023. Interest and other income increased in the three months ended September 30, 2024 due to $0.4 million of excess insurance reimbursement, as well as higher interest rates on, and balances of, our cash accounts.
Gain (loss) on Non-Designated Derivatives
The gain (loss) in the three months ended September 30, 2024 and 2023 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our credit facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately nil and $0.2 million for the three months ended September 30, 2024 and 2023, respectively.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through September 30, 2024. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.
Allocation for Preferred Stock Distributions
Allocation for preferred stock was $3.5 million for the three months ended September 30, 2024 and 2023. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and Series B Preferred Stock.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Net loss attributable to common stockholders was $183.1 million and $57.8 million, respectively, for the nine months ended September 30, 2024 and 2023. The following table shows our results of operations for the nine months ended September 30, 2024 and 2023 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023
Revenue from tenants	$266,056	$259,145	$6,911

Operating expenses:
Property operating and maintenance	166,557	161,778	4,779
Impairment charges	11,498	—	11,498
Operating fees to related parties	19,181	19,153	28
Termination fees to related parties	106,650	—	106,650
Acquisition and transaction related	5,686	384	5,302
General and administrative	16,938	14,105	2,833
Depreciation and amortization	63,386	61,520	1,866
Total expenses	389,896	256,940	132,956
Operating (loss) income before loss on sale of real estate investments	(123,840)	2,205	(126,045)
Gain (loss) on sale of real estate investments	1,354	(364)	1,718
Operating (loss) income	(122,486)	1,841	(124,327)
Other income (expense):
Interest expense	(52,142)	(50,208)	(1,934)
Interest and other income	1,077	576	501
Gain on non-designated derivatives	449	510	(61)
Total other expenses	(50,616)	(49,122)	(1,494)
Loss before income taxes	(173,102)	(47,281)	(125,821)
Income tax expense	(135)	(244)	109
Net loss	(173,237)	(47,525)	(125,712)
Net loss attributable to non-controlling interests	529	45	484
Allocation for preferred stock	(10,350)	(10,349)	(1)
Net loss attributable to common stockholders	$(183,058)	$(57,829)	$(125,229)

Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the nine months ended September 30, 2024 and 2023:

	Same Store(1)			Acquisitions(2)			Dispositions(3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$98,197	$96,231	$1,966	$2,966	$1,176	$1,790	$2,410	$3,780	$(1,370)	$103,573	$101,187	$2,386
Less: Property operating and maintenance	29,943	27,056	2,887	302	108	194	(162)	608	(770)	30,083	27,772	2,311
Segment income	$68,254	$69,175	$(921)	$2,664	$1,068	$1,596	$2,572	$3,172	$(600)	$73,490	$73,415	$75
_______________
(1)Our OMF segment included 142 Same Store Properties.
(2)Our OMF segment included 11 Acquisition Properties.
(3)Our OMF segment included eight Disposed Properties.
(4)Our OMF segment included 153 total properties.
Revenue from tenants primarily reflects contractual rent received from tenants in our OMFs and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses in our OMF segment. Pursuant to many of our lease agreements in our OMFs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent.
Revenue from Tenants
During the nine months ended September 30, 2024, revenue from tenants increased by $2.4 million in our OMF segment as compared to the nine months ended September 30, 2023, primarily as a result of an increase in revenue from tenants of $2.0 million from our Same Store Properties and $1.8 million from our Acquisition Properties, partially offset by a $1.4 million decrease in revenue from tenants associated with our Disposed Properties.
The increase in our Same Store Properties revenue from tenants was primarily driven by an increase of operating expense reimbursement revenue from increased property, operating and maintenance expenses, as well as from higher occupancy in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Property Operating and Maintenance
Property operating and maintenance expenses reflect the costs associated with our properties, including real estate taxes, utilities, repairs, maintenance, and unaffiliated third-party property management fees. During the nine months ended September 30, 2024, property operating and maintenance costs in our OMF segment increased by $2.3 million as compared to the same period last year, primarily as a result of increased costs from our Same Store Properties of $2.9 million and our Acquired Properties of $0.2 million, partially offset by a decrease from our Disposed Properties of $0.8 million.
The increase in property operating and maintenance expenses from our Same Store properties is primarily the result of the impacts of inflation on utility and maintenance costs, which are largely reimbursed by tenants.

Segment Results — Seniors Housing - Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the nine months ended September 30, 2024 and 2023:

	Same Store (1)			Acquisitions (2)			Dispositions (3)			Segment Total
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2024	2023		2024	2023		2024	2023		2024	2023
Revenue from tenants	$155,184	$147,149	$8,035	$—	$—	$—	$7,299	$10,809	$(3,510)	$162,483	$157,958	$4,525
Less: Property operating and maintenance	129,558	123,417	6,141	—	—	—	6,916	10,589	(3,673)	136,474	134,006	2,468
Segment income	$25,626	$23,732	$1,894	$—	$—	$—	$383	$220	$163	$26,009	$23,952	$2,057
_______________
(1)Our SHOP segment included 45 Same Store Properties (including one land parcel).
(2)Our SHOP segment did not include any Acquired Properties.
(3) Our SHOP segment included seven Disposed Properties.
(4)Our SHOP segment included 45 total properties (including one land parcel).
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
Revenue from Tenants
During the nine months ended September 30, 2024, revenue from tenants increased by $4.5 million in our SHOP segment as compared to the nine months ended September 30, 2023, primarily from an increase in revenue from tenants of $8.0 million for our Same Store Properties, partially offset by a $3.5 million decrease in revenue from tenants associated with our Disposed Properties.
The increase to our Same Store properties revenue from tenants was primarily driven by higher leasing rates and higher occupancy during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. These increases were partially offset by $3.2 million of increased rent concessions offered to drive occupancy during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Property Operating and Maintenance
During the nine months ended September 30, 2024, property operating and maintenance expenses increased by $2.5 million in our SHOP segment as compared to the nine months ended September 30, 2023, primarily due to an increase in property operating and maintenance expenses of $6.1 million from our Same Store Properties, partially offset by a decrease of $3.7 million from our Disposed Properties.
Our Same Store properties operating and maintenance expenses increased in the nine months ended September 30, 2024 compared to the same period last year, primarily from (i) $4.6 million of increased costs for overtime, training and bonus wages paid to employees of our third party operators, (ii) $0.5 million of increased management fees paid to our third party operators, (iii) $1.2 million of higher insurance expense and (iv) the effects of inflation which raised the general costs of food, supplies and utilities generally. These increases to property operating and maintenance expenses were partially offset by decreased costs for contract labor of $0.6 million.
Other Results of Operations
Impairment Charges
We recorded $11.5 million of impairment charges during the nine months ended September 30, 2024 on two held-for-use OMFs and one SHOP which was disposed in the nine months ended September 30, 2024. Two held-for-use OMFs were impaired by $11.2 million and the disposed SHOP was impaired by $0.3 million. We did not record any impairment charges during the nine months ended September 30, 2023.
See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the nine months ended September 30, 2024 and 2023.

Operating Fees to Related Parties
Prior to the consummation of the Internalization, the Advisor and Property Manager were paid for asset management and property management services for managing our properties on a day-to-day basis. Operating fees to these related parties were consistent at $19.2 million for each of the nine months ended September 30, 2024 and 2023, including asset management fees of $16.4 million for both the nine months ended September 30, 2024 and 2023 and property management fees of $2.8 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively. There were no incentive fees incurred in either of the nine months ended September 30, 2024 or 2023.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements.
Termination Fees to Related Parties
We recorded $106.7 million of termination fees to related parties in the nine months ended September 30, 2024 as a result of our termination of the Advisory Agreement with the Advisor and transition to self-management through the Internalization.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses increased by $5.3 million, to $5.7 million for the nine months ended September 30, 2024 from $0.4 million for the nine months ended September 30, 2023. This increase was due to $4.7 million of advisory, legal and other professional costs and non-recurring employee transition expenses directly related to the Internalization.
General and Administrative Expenses
General and administrative expenses increased by $2.8 million to $16.9 million for the nine months ended September 30, 2024 compared to $14.1 million for the nine months ended September 30, 2023, which includes $10.0 million and $7.6 million, respectively, for the nine months ended September 30, 2024 and 2023, incurred in expense reimbursements. The increase in general and administrative expenses was primarily attributable to certain severance and other compensation reimbursement payments incurred in the nine months ended September 30, 2024 made to the Advisor prior to the Internalization, as well as $0.4 million of employee compensation expenses incurred for the nine months ended September 30, 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased by $1.9 million to $63.4 million for the nine months ended September 30, 2024 as compared with $61.5 million for the nine months ended September 30, 2023.
Gain (Loss) on Sale of Real Estate Investments
During the nine months ended September 30, 2024, we disposed of seven OMFs, two SHOPs and one land parcel for an aggregate contract sales price of $82.6 million and recorded an aggregate gain on sale of $1.4 million. One of the SHOPs was impaired during the nine months ended September 30, 2024 by $0.3 million, and had been previously impaired by a cumulative total of $2.3 million in the years ended December 31, 2023 and 2022. The seven OMFs had been previously impaired by $10.6 million in the year ended December 31, 2022.
During the nine months ended September 30, 2023, we disposed of four SHOPs and one OMF for an aggregate contract sales price of $13.8 million. Two of the four disposed SHOPs were previously impaired by $15.1 million in the year ended December 31, 2022. These dispositions resulted in an aggregate loss on sale of $0.4 million for the nine months ended September 30, 2023.
Interest Expense
Interest expense increased by $1.9 million to $52.1 million for the nine months ended September 30, 2024 from $50.2 million for the nine months ended September 30, 2023. The increase in interest expense was mainly due to higher average balances of amounts outstanding under our indebtedness during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
As of September 30, 2024, our outstanding debt obligations were $1.2 billion, at a weighted average interest rate of 5.61% per year. As of September 30, 2023, we had total borrowings of $1.2 billion, at a weighted average interest rate of 5.49% per year. The weighted-average interest rates include the impact of our “pay-fixed” interest rate swaps which are designated as hedges on a portion of our variable-rate borrowings.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.

Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $1.1 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. Interest and other income increased in the nine months ended September 30, 2024 due to $0.4 million of excess insurance reimbursement, as well as higher interest rates on, and balances of, our cash accounts.
Gain on Non-Designated Derivatives
Gain on non-designated derivative instruments for the nine months ended September 30, 2024 and 2023 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million and 0.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through September 30, 2024. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.
Allocation for Preferred Stock
Allocation for preferred stock was $10.4 million for the nine months ended September 30, 2024 and 2023. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and Series B Preferred Stock.

Cash Flows from Operating Activities
The following table presents a reconciliation of our net cash provided by operations from our net loss for the nine months ended September 30, 2024 and 2023:

(in thousands)	Nine Months Ended September 30,
Cash flows from operating activities:	2024	2023
Net loss	$(173,237)	$(47,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,386	61,520
Amortization of deferred financing costs	2,519	5,954
(Accretion) amortization of terminated swap	(1,218)	(2,660)
Amortization of mortgage premiums and discounts, net	67	69
Accretion of market lease and other intangibles, net	(822)	(675)
Bad debt expense	914	909
Equity-based compensation	613	689
(Gain) loss on sale of real estate investments	(1,354)	364
Cash received from non-designated derivative instruments	5,405	3,866
Gain on non-designated derivative instruments	(449)	(510)
Impairment charges	11,498	—
Changes in assets and liabilities:
Straight-line rent receivable	(360)	(938)
Prepaid expenses and other assets	(1,338)	(4,180)
Deferred tax allowance	2,126	—
Accounts payable, accrued expenses and other liabilities	6,314	(1,504)
Deferred rent	(364)	979
Net cash (used in) provided by operating activities	$(86,300)	$16,358
The level of cash flows used in or provided by operating activities is affected by, among other things, the number of properties owned, the performance of those properties, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments and the level of operating expenses.
Cash Flows from Investing Activities
The following table presents our net cash used in investing activities for the nine months ended September 30, 2024 and 2023:

(in thousands)	Nine Months Ended September 30,
Cash flows from investing activities:	2024	2023
Property acquisitions	$(5,606)	$(35,261)
Capital expenditures	(16,400)	(13,998)
Investments in non-designated interest rate caps	(1,709)	(4,580)
Proceeds from sales of real estate investments	82,278	4,803
Cash provided by (used in) investing activities	$58,563	$(49,036)

Cash Flows from Financing Activities
The following table presents our net cash provided by financing activities for the nine months ended September 30, 2024 and 2023:

(in thousands)	Nine Months Ended September 30,
Cash flows from financing activities:	2024	2023
Payments on credit facilities	(4,327)	(199,160)
Proceeds from credit facilities	6,960	20,000
Proceeds from mortgage notes payable	—	240,000
Payments on mortgage notes payable	(879)	(850)
Proceeds from termination of derivative instruments	—	5,413
Payments of deferred financing costs	(199)	(7,774)
Proceeds from promissory note	30,267	—
Contributions from non-controlling interests	—	284
Distributions paid on Series A Preferred Stock	(5,501)	(5,500)
Distributions paid on Series B Preferred Stock	(4,849)	(4,849)
Distributions to non-controlling interest holders	(139)	(138)
Net cash provided by financing activities	21,333	47,426
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), the repayment of the Promissory Note (as discussed below) and distributions to holders of our Series A Preferred Stock and Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next twelve months. Our future liquidity requirements and available liquidity, however, depend on many factors, such as recent and continuing increases in inflation, labor shortages, supply chain disruptions and higher property insurance, property tax and interest rates, all of which have and may continue to have adverse impacts on our results of operations and thus ultimately our liquidity. Moreover, these adverse impacts, as well as the ongoing wars in Ukraine, Israel and related sanctions, may also impact our tenant and residents’ ability to pay rent and thus our cash flows.
We expect to fund our future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our operating activities, potential future advances under our Fannie Mae Master Credit Facilities and OMF Warehouse Facility, net cash provided by our property dispositions (as discussed below) and potential new financings utilizing certain of our currently unencumbered properties.
As of September 30, 2024, we had $32.9 million of cash and cash equivalents. The Barclays OMF Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Internalization and the Promissory Note
Pursuant to the merger agreement dated August 6, 2024 (the “Internalization Agreement”) effecting the Internalization, (i) the outstanding membership interests of the Advisor were converted into the right to receive from us an internalization fee of $98.2 million and (ii) the Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate Base Management Fee (as defined in the Advisory Agreement) that we would have been required to pay to the Advisor during the remaining three month notice period required to terminate the Advisory Agreement, and (y) a property management fee of $2.9 million, representing the aggregate Management Fees (as defined in the Property Management Agreement) that we would have been required to pay to the Property Manager through the current term of the Property Management Agreement, subject to certain other adjustments (collectively, the “Closing Payments” in an aggregate amount of $106.6 million). For more information regarding the Internalization, including the fees paid therewith, see Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Because the Closing Payments exceeded our Available Cash (as defined in the Internalization Agreement), we paid the Advisor Parent aggregate cash consideration of $75.0 million (such cash amount, the “Closing Date Cash Consideration”), and the Company issued to the Advisor Parent an unsecured promissory note (the “Promissory Note”) in a principal amount of $30.3 million, equal to the difference between the Closing Date Cash Consideration and the Closing Payments. The Promissory Note is a senior unsecured obligation and ranks equal in right of payment with all of our existing and future indebtedness. The Promissory Note bears interest per annum of Term SOFR (as defined in the Promissory Note) plus 1.25% until January 1, 2025 and Term SOFR plus 3.25% on and after January 1, 2025, with such interest payable monthly. Beginning on January 2, 2025, we will be required to make monthly payments of principal to the extent of our available cash existing on the applicable payment date. The Promissory Note matures on June 28, 2025 and may be prepaid, in whole or in part, prior to the maturity date without any pre-payment penalties. As of September 30, 2024, the full principal amount under the Promissory Note was outstanding.
Following the Internalization, we are no longer required to pay asset management and property management fees to the Advisor Parent. We paid total asset management fees of $5.5 million and $16.4 million, respectively, during the three and nine months ended September 30, 2024 and total property management fees, including capitalized leasing commissions, of $1.1 million and $3.6 million, respectively, during the three and nine months ended September 30, 2024, exclusive of the asset management fee and property management fee paid to the Advisor Parent as part of the Closing Payments discussed above.
Financings
As of September 30, 2024, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 46.1%. Net debt totaled $1.2 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($32.9 million). Gross asset value totaled $2.5 billion, which represents total real estate investments, at cost ($2.5 billion) net of gross market lease intangible liabilities ($23.5 million). Cumulative impairment charges are reflected within gross asset value.
As of September 30, 2024, we had total gross borrowings of $1.2 billion, at a weighted-average interest rate of 5.61% and a weighted-average remaining term of 4.4 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.01% as of September 30, 2024.
As of September 30, 2024, the carrying value of our real estate investments, at cost was $2.5 billion, with $1.3 billion of this asset value pledged as collateral for mortgage notes payable and $650.4 million of this asset value pledged to secure advances under our credit facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the credit facilities, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of September 30, 2024 was $523.4 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of September 30, 2024, we had $828.0 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.60% and a weighted-average remaining term of 5.4 years. Future scheduled principal payments on our mortgage notes payable for the remainder of 2024 and 2025 are $0.3 million and $13.3 million, respectively.
During the nine months ended September 30, 2024, we entered into the BMO CPC Mortgage Loan in connection with a four-property acquisition also completed in the nine months ended September 30, 2024. The mortgage has a principal balance of $7.5 million, bears interest at an annual fixed rate of 6.84% and matures in February 2034 with no principal amounts due until that time.
Credit Facilities
As of September 30, 2024, $363.7 million was outstanding under our credit facilities, which bore interest at a weighted-average annual rate of 7.91% and had a weighted-average remaining term of 2.1 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our credit facilities was 5.94% as of September 30, 2024.
Fannie Mae Master Credit Facilities
As of September 30, 2024, $342.0 million was outstanding under our Fannie Mae Master Credit Facilities which bore interest at a weighted-average annual rate of 7.89%. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on the Fannie Mae Master Credit Facilities was 5.90% as of September 30, 2024.

We may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. We do not expect to draw any further amounts on the Fannie Mae Master Credit Facilities. Borrowings under the Fannie Mae Master Credit Facilities bear annual interest at a rate that varies on a monthly basis and is equal to the sum of the current SOFR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively) with a combined floor of 2.62%. The Fannie Mae Master Credit Facilities mature on November 1, 2026. Future scheduled principal payments on our Fannie Mae Master Credit Facilities for the remainder of 2024 and 2025 are $1.4 million and $5.8 million, respectively.
In the year ended December 31, 2023, we provided cash deposits totaling $11.8 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. We provided an additional deposit of $0.3 million during the nine months ended September 30, 2024, bringing the total deposit to $12.1 million as of September 30, 2024. These deposits are recorded as restricted cash on our consolidated balance sheet and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. These deposits will be refunded upon the earlier of the our achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
OMF Warehouse Facility
On December 22, 2023, we entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing. As of September 30, 2024, $21.7 million was outstanding under the OMF Warehouse Facility which bore interest at an annual rate of 8.20%. Inclusive of our non-designated interest rate caps, the economic interest rate on our OMF Warehouse Facility was 6.50% as of September 30, 2024.
We may request future advances under the OMF Warehouse Facility by adding eligible OMFs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the OMF Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Master Credit Facilities for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of September 30, 2024, we had eight SOFR-based interest rate caps with an aggregate notional amount of $369.2 million, which limits one-month SOFR to 3.50% and have varying maturities through January 2027. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate credit facility borrowings.
As SOFR has increased beyond 3.50%, we received cash payments of $5.4 million in the three months ended September 30, 2024. We received $3.9 million of cash payments in the three months ended September 30, 2023.
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
Capital Expenditures
During the nine months ended September 30, 2024, our capital expenditures were $16.4 million, of which $6.1 million related to our OMF segment and $10.3 million related to our SHOP segment. We anticipate this rate of capital expenditures for the OMF and SHOP segments throughout the remainder of 2024.
Acquisitions — Nine Months Ended September 30, 2024
During the nine months ended September 30, 2024, we acquired four single-tenant OMFs for an aggregate contract purchase price of $12.6 million. These acquisitions were funded with $7.5 million of new mortgage debt from our BMO CPC Mortgage Loan and the remainder with cash on hand.
Acquisitions — Subsequent to September 30, 2024
We have not acquired any properties subsequent to September 30, 2024.
Dispositions — Nine Months Ended September 30, 2024
We disposed of seven OMFs, two SHOPs and one land parcel during the nine months ended September 30, 2024 for an aggregate contract sales price of $82.6 million. These proceeds were primarily used to fund a portion of the Closing Payments.

Dispositions — Subsequent to September 30, 2024
Subsequent to September 30, 2024, we disposed of one OMF in Indiana for a contract sales price of $2.4 million. These proceeds are available for general and corporate uses, including for the potential partial repayment of the Promissory Note. We have also signed purchase and sale agreements to dispose of seven OMFs for an aggregate contract sales price of $49.8 million. There can be no assurance that these signed agreements will close on their contemplated terms or at all.
We anticipate primarily using net proceeds from these strategic dispositions, which we expect to occur during the fourth quarter of 2024 or the first quarter of 2025, to repay the Promissory Note, which matures on June 28, 2025 and provides for an interest rate step-up to Term SOFR plus 3.25% on and after January 1, 2025. There can be no assurance that we will generate enough net proceeds through these strategic dispositions to fully repay the Promissory Note before the interest rate step-up becomes effective or that these strategic dispositions will occur on the contemplated terms or at all.
Share Repurchase Program
We did not repurchase any shares during the nine months ended September 30, 2024 and 2023.
Non-GAAP Financial Measures
This section discusses the non-GAAP financial measures we use to evaluate our performance including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net loss attributable to common stockholders, are provided below.
We consider FFO and AFFO to be useful supplemental measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed above, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent, nor are they meant to replace, cash flows from operations and net income or loss as defined by GAAP, and should not be considered alternatives to those measures in evaluating our liquidity or operating performance. Rather, FFO and AFFO should be reviewed in conjunction with these and other GAAP measurements and are not necessarily indicative of cash available to fund our future cash requirements, including our ability to pay dividends and other distributions to our stockholders. Additionally, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or that interpret the current NAREIT definition or define AFFO differently than we do.
Funds from Operations
Our consolidated financial statements are presented in accordance with GAAP, utilizing historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments will decrease predictably over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on various market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by NAREIT as net income or loss (computed in accordance with GAAP), adjusted for (i) real estate-related depreciation and amortization, (ii) impairment charges on depreciable real property, (iii) gains or losses from sales of depreciable real property and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We believe that the use of FFO provides a more complete understanding of our operating performance to investors and to management, and when compared year-over-year reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net loss.
Adjusted Funds from Operations
We also believe that AFFO is a meaningful supplemental non-GAAP measure of our operating results. We calculate AFFO by further adjusting FFO to reflect the performance of our portfolio for items we believe are not directly attributable to our operations. We believe that AFFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. Our adjustments to FFO to arrive at AFFO include removing the impacts of (i) acquisition and transaction related costs (including certain expenses directly related to the Internalization and the Reverse Stock-Split), (ii) amortization of market-lease intangible assets and liabilities, (iii) adjustments for straight-line rent, (iv) termination fees to related parties (v) equity-based compensation expense, (vi) depreciation and amortization related to non-real estate related assets, (vii) mark-to-market gains and losses from our non-designated derivatives, (viii) non-cash components of interest expense and (ix) similar adjustments for non-controlling interests and unconsolidated entities. We believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and AFFO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(44,142)	$(19,561)	$(183,058)	$(57,829)
Depreciation and amortization related to real estate assets	19,293	19,960	59,944	59,483
Impairment charges	8,829	—	11,498	—
(Gain) loss on sale of real estate investments	(1,579)	173	(1,354)	364
Adjustments for non-controlling interests (1)	(64)	(97)	(285)	(298)
FFO (as defined by NAREIT) attributable to stockholders	(17,663)	475	(113,255)	1,720
Accretion of market lease and other intangibles, net	(134)	(203)	(822)	(672)
Straight-line rent adjustments	(458)	(352)	(360)	(938)
Acquisition and transaction related (2)	5,187	173	5,686	384
Termination fees to related parties (3)	8,409	—	106,650	—
Equity-based compensation	153	230	613	689
Depreciation and amortization on non-real estate assets	1,427	814	3,442	2,037
Mark-to-market (gains)/losses from derivatives (4)	4,224	1,159	4,956	3,356
Non-cash components of interest expense (5)	880	(768)	1,368	3,363
Adjustments for non-controlling interests (1)	(91)	2	(540)	16
AFFO attributable to stockholders	$1,934	$1,530	$7,738	$9,955
_______
(1)Represents the portion of the adjustments allocable to non-controlling interests.
(2)Includes certain advisory, legal, accounting, information technology, tax and other professional expenses and other non-recurring employee transition expenses of $4.8 million for each of the three and nine months ended September 30, 2024, respectively, that were directly related to the Internalization and the Reverse Stock Split. We do not consider these expenses to be indicative of our performance given their unique and non-recurring nature.
(3)Represents the Closing Payments paid in connection with the Internalization. We do not consider such payments to be indicative of our performance given its unique and non-recurring nature.
(4)Presented as total gains or losses from our non-designated derivatives net of cash received.
(5)Non-cash components of interest expense include (i) deferred financing cost amortization, (ii) mortgage discount and premium amortization and (iii) amortized gains or losses from terminated hedging instruments.
Dividends and Other Distributions
Distributions on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of per annum in the $25.00 liquidation preference per share of Series A Preferred Stock. Distributions on the Series A Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Distributions on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to holders of Series B Preferred Stock, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Distributions on the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our board of directors and declared by us.
Since mid-2020, we have not paid cash dividends on our shares of common stock but we issued stock dividends to the holders from October 2020 until January 2024. The stock dividends were declared quarterly using a rate of $3.40 (as adjusted to reflect the Reverse Stock Split) per share per year. The number of shares issued with each dividend is based on the estimated per share asset value in effect on the applicable date. We do not intend to declare further stock dividends in the future.

The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986 (the “Code”). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of dividends or distributions paid or suspend dividend or distribution payments at any time and therefore dividend and distribution payments are not assured. Any accrued and unpaid distributions payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof.
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the three months ended September 30, 2024.

	Three Months Ended						Year-To-Date
	March 31, 2024		June 30, 2024		September 30, 2024		September 30, 2024
(Dollars in thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Distributions to holders of Series A Preferred Stock	$1,834	52.5%	$1,834	52.5%	$1,833	52.4%	$5,501	52.5%
Distributions to holders of Series B Preferred Stock	1,616	46.2%	1,616	46.2%	1,617	46.3%	4,849	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%	46	1.3%	47	1.3%	139	1.3%
Total cash distributions	$3,496	100.0%	$3,496	100.0%	$3,497	100.0%	$10,489	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$2,543	72.7%	$3,496	100.0%	$3,497	100.0%	$(86,300)	(822.8)%
Available cash on hand (2)	953	27.3%	—	—%	—	—%	96,789	922.8%
Total source of distribution coverage	$3,496	100.0%	$3,496	100.0%	$3,497	100.0%	$10,489	100.0%

Cash flows provided by operations (in accordance with GAAP)	$2,543		$8,935		$(97,778)		$(86,300)
Net loss (in accordance with GAAP)	$(15,550)		$(116,918)		$(40,769)		$(173,237)
______
(1)Assumes the use of available cash flows from operations before any other sources.
(2)Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table.
For the nine months ended September 30, 2024, cash flows provided by operations were $86.3 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations and with available cash on hand.
Our ability to pay distributions on our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units and other distributions depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including but not limited to our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.

Election as a REIT
We elected to be taxed as a REIT under the Code, effective for our taxable year ended December 31, 2013. Commencing with that taxable year, we have been organized and operated in a manner so that we qualify as a REIT under the Code. We intend to continue to operate in such a manner but we can provide no assurances that we will operate in a manner so as to remain qualified for taxation as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of September 30, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
In addition to base rent, depending on the specific lease, OMF tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Property operating and maintenance expenses include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2024. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (as amended), filed with the SEC on March 15, 2024 (and as amended March 22, 2024).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Except as set forth in this Item 1A, there have been no material changes to the risk factors disclosed in (i) Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024 and as amended on March 22, 2024, and (ii) Part II – Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024, and we direct your attention to those risk factors.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (1)	Agreement and Plan of Merger, dated August 6, 2024, by and among the Company, HTI Merger Sub, LLC, Healthcare Trust Advisors, LLC and AR Global Investments, LLC
3.1 *	Composite Articles of Amendment and Restatement for the Company
3.2 *	Composite Amended and Restated Bylaws of the Company
3.3 (2)	Articles Supplementary of the Company relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017
3.4 (3)	Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019
3.5 (4)	Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020
3.6 (5)	Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021
3.7 (6)	Articles of Amendment to the Company’s Charter, filed September 26, 2024 (Reverse Stock Split)
3.8 (6)	Articles of Amendment to the Company’s Charter, filed September 26, 2024 (Name Change and Par Value Adjustment)
3.9 (6)	Amendment No. 3 to the Amended and Restated Bylaws of the Company
10.1 (6)	Promissory Note, dated September 27, 2024, by and between the Company and AR Global Investments, LLC
10.2 (7) #	Employment Agreement, dated September 25, 2024, by and between the Company and Michael Anderson
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 +
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______
*    Filed herewith.
+    Furnished herewith
#     Indicates management contract or compensatory plan or arrangement.
(1)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024, and incorporated by reference herein. Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
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
(5)Filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on October 4, 2021, and incorporated by reference herein.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024, and incorporated by reference herein.
(7)Management contract or compensatory plan or arrangement. Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024, and incorporated by reference herein.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE PROPERTIES, INC.
By:	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Scott M. Lappetito
Scott M. Lappetito
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 12, 2024