Form 10-K
period 2024-12-31
National Healthcare Properties, Inc.
filed 2025-02-27
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
National Healthcare Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Ave., New York, NY 10022
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (332) 258-8770

Healthcare Trust, Inc.
222 Bellevue Ave., Newport, RI 02840
Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAP	The Nasdaq Global Market
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAB	The Nasdaq Global Market
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
As of February 21, 2025, the registrant had 28,296,439 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NATIONAL HEALTHCARE PROPERTIES, INC.
FORM 10-K
Year Ended December 31, 2024

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding the intent, belief or current expectations of National Healthcare Properties, Inc. (“we,” “our,” “us” or the “Company”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions, although not all forward-looking statements contain these identifying words. Actual results may differ materially from those contemplated by such forward-looking statements. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required to do so by law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the internalization of our property management and advisory functions; the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine, including the related impact on us, our tenants, operators and the global economy and financial markets; and that our ongoing or potential future transactions are subject to market conditions and capital availability and may not be identified or completed on favorable terms or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).

PART I
Item 1. Business
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on outpatient medical facilities (“OMF”) and senior housing operating properties (“SHOP”). As described in further details herein, we operate in two reportable business segments for management and internal financial reporting purposes: OMFs and SHOPs.
Prior to September 27, 2024, our former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), managed our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”). Prior to September 27, 2024, the Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”) and these related parties received compensation and fees for providing services to us. On September 27, 2024, we internalized our advisory and property management functions with our own dedicated workforce (“Internalization”) (see Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for additional information).
On September 30, 2024, we also effected a reverse stock split of our common stock (the “Reverse Stock Split”). Upon the effectiveness of the Reverse Stock Split, every four shares of our issued and outstanding common stock automatically combined and was reclassified into one issued and outstanding share of common stock. All share and per share data in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the Reverse Stock Split.
As of December 31, 2024, we owned 193 properties located in 31 states, comprising 8.4 million rentable square feet. The following table summarizes our portfolio of properties as of December 31, 2024:

Asset Type	Number of Properties		Rentable Square Feet	Gross Asset Value (1)
				(In thousands)
Outpatient Medical Facilities	148		4,716,949	$1,381,166
Seniors Housing Operating Properties (2)	44	(3)	3,683,949	1,082,353
Total Portfolio	192		8,400,898	$2,463,519
__________
(1)Gross asset value represents total real estate investments, at cost ($2.5 billion total at December 31, 2024), net of gross market lease intangible liabilities ($22.8 million total at December 31, 2024). Impairment charges are reflected within gross asset value.
(2)As of December 31, 2024, we had 3,939 rentable units in our SHOP segment. The SHOP segment excludes one closed facility.
(3)Excludes one land parcel with a gross asset value of $0.6 million.
In constructing our portfolio, we are committed to diversifying our assets by geographic region. The following table details the geographic distribution, by region, of our portfolio as of December 31, 2024:

Geographic Region	Number of Properties	Annualized Rental Income (1)	Rentable Square Feet	Rentable Units in SHOP Segment
		(In thousands)
Northeast	26	$43,160	1,648,564	289
South	57	115,890	2,656,728	1,436
Midwest	77	121,687	2,690,458	1,806
West	33	42,836	1,405,148	408
Total Portfolio	193	$323,573	8,400,898	3,939
__________
(1)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2024, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs for the fourth quarter of 2024.
Investment Strategy
Our investment strategy is guided by three core principles: (i) maintaining a balanced, well-diversified portfolio of high-quality assets; (ii) pursuing accretive and opportunistic investment opportunities; and (iii) maintaining a strong and flexible capital structure.

We have invested, and expect to continue investing, primarily in OMFs and seniors housing properties, primarily structured as SHOPs. In addition, we may invest in facilities leased to hospitals, including rehabilitation hospitals, long-term acute care centers, surgery centers, inpatient rehabilitation facilities, special medical and diagnostic service providers, laboratories, research firms, pharmaceutical and medical supply manufacturers and health insurance firms. Our SHOP investments are held through a structure permitted using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). We generally acquire a fee interest in any property we acquire (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although we may also acquire a leasehold interest (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease). We have and may continue to acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity. In addition, we may sell assets from time to time to recycle capital and manage our leverage.
Healthcare is the single largest industry in the United States based on contribution to Gross Domestic Product (“GDP”). According to the National Health Expenditures Projections, 2023 - 2032 report prepared by the Centers for Medicare and Medicaid Services (“CMS”): (i) national health expenditures are projected to grow on average 5.6% per year for 2023 through 2032 which is expected to exceed average projected GDP growth during those periods of 4.3%, and (ii) the healthcare industry projected share of GDP is projected to increase from 17.3% of U.S. GDP in 2022 to 19.7% by 2032. The increase in expenditures is projected to lead to significant growth in healthcare employment. According to the U.S. Department of Labor’s Bureau of Labor Statistics (the “Bureau of Labor Statistics”), the healthcare industry was one of the largest industries in the United States, providing approximately 23 million seasonally adjusted jobs as of December 31, 2024, and the healthcare industry is expected to have the largest growth and be the fastest growing industry sector. According to the Bureau of Labor Statistics, employment of healthcare occupations (healthcare and social assistance sector) is projected to grow 10.0% from 2023 to 2033, adding approximately 2.3 million new jobs, representing job growth higher than any other sector and over a third of all the projected job gains from 2023 to 2033. This growth is expected due to an aging population, the growing prevalence of chronic conditions and high levels of mental health and behavioral disorders. We believe that the continued growth in employment in the healthcare industry will lead to growth in demand for OMFs and other facilities that serve the healthcare industry. The senior housing industry has been experiencing ongoing staffing shortages in recent years; however, the Bureau of Labor Statistics reported employment increases for nursing and residential care facilities in 2023.
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
We believe that the aging population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for OMFs, seniors housing properties and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to the U.S. Census Bureau, the U.S. population over 65 will grow to 88.8 million in 2060, up from 57.8 million as of July 2022. This group is projected to grow more rapidly than the overall population. Thus, its share of the population will increase to 24.4% in 2060, up from 17.3% as of July 2022. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that healthcare reform in the U.S. will continue to drive an increase in demand for medical services, and in particular, in the post-acute and long-term services which our tenants and operators provide. We may invest in healthcare assets through development and joint venture partnerships.
Outpatient Medical Facilities
As of December 31, 2024, we owned 148 OMFs and other health care related buildings under lease totaling 4.7 million square feet. These properties are leased to tenants that provide healthcare services that typically consist of:
•physicians’ offices and examination rooms,
•pharmacies,
•hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers,
•hospitals,
•post-acute care facilities,
•skilled nursing facilities, and
•other facilities.

Certain of our properties are located on or near hospital campuses and require significant plumbing, electrical and mechanical systems to accommodate diagnostic imaging equipment such as x-rays or other imaging equipment, and may also have significant plumbing to accommodate physician exam rooms. In addition, OMFs are often built to accommodate higher structural loads for certain equipment and may contain specialized construction such as cancer radiation therapy vaults for cancer treatment.
Hospitals can include general acute care hospitals, inpatient rehabilitation hospitals, long-term acute care hospitals and surgical and specialty hospitals. These facilities provide inpatient diagnosis and treatment, both medical and surgical, and provide a broad array of inpatient and outpatient services including surgery, rehabilitation therapy as well as diagnostic and treatment services. Post-acute facilities offer restorative, rehabilitative and custodial care for people not requiring the more extensive and complex treatment available at acute care hospitals. We include these types of assets in our OMF and other health care related segment when the property is leased to a tenant that operates the property. There are also a variety of types of OMFs, including on campus and off campus. On campus OMFs are physically located on a hospital’s campus, often on land leased from the hospital. A hospital typically creates strong tenant demand which leads to high tenant retention. Off campus OMFs are located independent of a hospital’s location.
Seniors Housing Operating Properties
As of December 31, 2024, we owned 44 seniors housing properties under the RIDEA structure in our SHOP segment. Our seniors housing properties as of December 31, 2024 primarily consist of assisted living facilities (2,058 units), memory care facilities (968 units) and independent living facilities (882 units). These facilities cater to different segments of the elderly population based upon their personal needs and need for assistance with the activities of daily living. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly and are less reliant on government reimbursement programs such as Medicaid and Medicare.
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
Independent living facilities are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, however, in some of our facilities, residents have the option to contract for these services. However, independent living facilities on their own are not treated as qualified health care properties eligible to be leased to a taxable REIT subsidiary (a “TRS”).
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
Organizational Structure
Substantially all of our business is conducted through National Healthcare Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries, including TRSs. We own our SHOPs through the RIDEA structure, pursuant to which, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” We view this as a structure primarily to be used on properties that present attractive valuation entry points with long term growth prospects or drive growth by: (i) transitioning the asset to a new third-party operator that can bring scale, operating efficiencies, or ancillary services; or (ii) investing capital to reposition the asset.

Financing Strategies and Policies
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with our Board of Directors (the “Board”). For expedited financing needs, we may borrow under our loan agreement, dated as of December 22, 2023 (the “OMF Warehouse Facility”), by and among Capital One, National Association (“Capital One”) and certain of the wholly-owned subsidiaries of the OP, which provides up to $50.0 million of variable-rate financing, by including additional unencumbered properties subject to the terms and conditions of the OMF Warehouse Facility and, subject to our compliance with the collateral pool and restrictive covenant requirements contained therein, also utilize our Fannie Mae Master Credit Facilities, which include a secured credit facility with KeyBank National Association (“KeyBank”) (the “KeyBank Facility”), pursuant to that certain Master Credit Facility Agreement, dated as of October 31, 2016, as amended, by and among KeyBank and certain of the OP’s wholly-owned subsidiaries, and a secured credit facility with Capital One Multifamily Finance, LLC, an affiliate of Capital One (the “Capital One Facility” and, together with the KeyBank Facility, the “Fannie Mae Master Credit Facilities”), pursuant to that certain Master Credit Facility Agreement, dated as of October 31, 2016, as amended, by and among Capital One Multifamily Finance, LLC, and certain of the OP’s wholly-owned subsidiaries.
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
Tax Status
We elected to be taxed as a REIT under Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. We intend to continue to operate in such a manner, but we can provide no assurances that we will be able to operate in a manner so as to remain qualified for taxation as a REIT. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we continue to qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on the portion of our REIT taxable income that we distribute to our stockholders. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties as well as U.S. federal income and excise taxes on our undistributed income.
Certain limitations are imposed on REITs with respect to the ownership and operation of seniors housing properties. Generally, to qualify as a REIT, we cannot directly or indirectly operate seniors housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS. Accordingly, we have formed a TRS that is wholly owned by the OP to lease our SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf. As of December 31, 2024, we owned 44 SHOPs which we lease to our TRS.
Competition
The market for OMF and SHOP real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.
Overview
The healthcare industry is one of the most regulated industries in the United States and is currently experiencing rapid regulatory change and uncertainty. The regulatory uncertainty and the potential impact on our tenants and operators could have an adverse material effect on their ability to satisfy their contractual obligations.

Our tenants and operators must comply with a wide range of complex federal, state and local laws and regulations, and the healthcare industry, in general, is subject to increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the “Stark Law”), the False Claims Act (“FCA”), the Civil Monetary Penalties Law (“CMPL”) and a range of other federal and state regulations relating to waste, cost control and healthcare management. The business and operations of our tenants and operators and therefore our business could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, legislative changes or new judicial challenges to the Patient Protection and Affordable Care Act (the “ACA”), future attempts to reform healthcare, new interpretations of existing laws and regulations, and changes or increased emphasis on certain enforcement priorities. Our SHOP segment derives minimal revenues from Medicare and Medicaid so the impact of federal enforcement relating to waste, cost control and healthcare management is limited; however, facilities may be subject to increased enforcement and scrutiny under state laws. In our SHOP segment, only one property receives payments from Medicare and Medicaid, and a small percentage of our assisted living revenue is derived from Medicaid. For our OMF segment, our tenants and operators could be affected, which could impact our tenants’ ability to pay rent.
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
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities and other healthcare entities and providers that receive reimbursement for services from third-party payors, including the government sponsored Medicare and Medicaid programs and private insurance carriers. To participate in the Medicare and Medicaid programs, tenants and operators of healthcare facilities and other healthcare providers must comply with the regulations previously referenced, as well as with licensing, certification and, in some states, certificate of need (“CON”) requirements.
In granting and renewing these licenses and certifications, the state regulatory agencies consider numerous factors relating to a facility’s operations, including, but not limited to, the plant and physical structure, admission and discharge standards, staffing, training, patient and consumer rights, medication guidelines, the operational history of tenants and/or operators and their affiliated entities and other rules. In the SHOP segment, if a tenant and/or operator fails to maintain or renew any required license, certification or other regulatory approval or to correct serious deficiencies identified in compliance surveys, the tenant and/or operator could be prohibited from continuing operations at a facility.
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
Licensing and certification requirements also subject our tenants, and potentially operators, to compliance surveys and audits which are critical to the ongoing operations of the facilities. Our healthcare facilities must meet licensing and Medicare or Medicaid certification requirement, to the extent applicable relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with other federal, state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission or other recognized accreditation organizations. A loss of licensure, certification or accreditation could adversely affect a facility’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with, the terms of the tenant’s leases or the operator’s contractual obligation with us.

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
Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare entities and providers who participate in, submit or cause to be submitted claims for payment to, or make or receive referrals in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, for example, the following:
•The Federal Anti-Kickback Statute (42 USC Section 1320a-7b(b) of the Social Security Act) which prohibits the knowing and willful solicitation, offer, payment or acceptance of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for: (i) referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program; or (ii) purchasing, leasing, ordering or arranging for or recommending purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in party under a federal health care program;
•The Stark Law (42 USC Section 1395nn), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements, unless an exception applies, and prohibits the designated health services entity from submitting claims to Medicare or Medicaid for those services resulting from a prohibited referral;
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
Reimbursement
We and our tenants derive a portion of our revenues from insurance payments with the remainder coming from Medicare and Medicaid reimbursement and private pay. The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations. For example, the ACA enacted certain reductions in Medicare reimbursement rates for various healthcare providers, as well as certain other changes to Medicare payment methodologies.
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
In addition to legislative and executive actions relating to the scope of the ACA, increased enforcement will likely continue to impact the financial framework for healthcare tenants and facilities. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities. In November 2020, CMS announced its successes in reducing the 2020 Medicare improper payment rate and specifically called out the successes of its actions to address improper payments in home health and skilled nursing facility claims. Including fiscal year 2024, the Medicare Fee-for-Service estimated improper payment rate has, for eight consecutive years, been below 10% threshold for compliance established by the improper payment statutory requirements. The risk of improper payments in our SHOP segment is limited as only one property receives Medicare and Medicaid payments and a small percentage of our revenues come from assisted living facilities participating in Medicaid.
In addition, CMS’s continuing transition of Medicare from a traditional fee for service reimbursement model to a capitated value-based and bundled payment approach, which shifts the financial responsibility of certain patients to providers, will continue to create unprecedented challenges for providers.
Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), permanently repealed the Sustainable Growth Rate formula, and provided for an annual rate increase of 0.5% for physicians through 2019, but imposed a six-year freeze on fee updates from 2020 through 2025. Starting in 2026, participants in the Alternative Payment Models will receive a 0.75% update, with all other payment models receiving a 0.25% update. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists, and other practitioners. MACRA represents a fundamental change in physician reimbursement. The implications of MACRA continue to be uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA reporting requirements and quality metrics may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry. These and other shifts in payment and risk sharing within an outcome-based model are leading to, among other trends, increasing use of management tools to oversee individual providers and coordinate their services. The focus on utilization puts downward pressure on the number and expense of services provided as payors are moving away from a fee for service model. The continued trend toward capitated, value-based, and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.

Certain of our facilities are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials, or delay of payments. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the health market, as well as telemedicine, telehealth and mobile health, are disrupting the heath industry and could lead to new trends in payment. All of the factors discussed — recoupment of past payments or denial or delay of future payments — could adversely affect a tenant’s or operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of its leases and other agreements with us. Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs.
We regularly assess the financial implications of reimbursement rule changes on our tenants and operators, but we cannot make any assurances that current rules or future updates will not materially adversely affect our tenants and operators, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See Item 1A. “Risk Factors — Risks Related to the Healthcare Industry — Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements could adversely affect the profitability of our tenants and operators and hinder their ability to make rent payments to us” and “— A reduction in Medicare payment rates for skilled nursing facilities may have an adverse effect on the Medicare reimbursements received by one of our tenants.”
Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2024 and we do not expect that we will be required to make any such material capital expenditures during 2025. We believe that we have all permits and approvals necessary under current law to operate our investments.
Environmental Regulations
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel, oil management, wastewater discharges, air emissions, radioactive materials, medical wastes and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations during the year ended December 31, 2024 and do not expect that we will be required to make any such material capital expenditures during 2025.
Human Capital Resources
As of December 31, 2024, we had 26 employees located across the United States, none of whom are subject to a collective bargaining agreement. Prior to the Internalization, we retained the Advisor pursuant to a long-term advisory contract to manage our affairs on a day-to-day basis and the employees of the Advisor, Property Manager and their respective affiliates performed a full range of services for us, including acquisitions, property management, accounting, legal, asset management, investor relations and all general administrative services. Following the Internalization and the hiring of our own dedicated workforce, we no longer had to incur fees from contracts with the Advisor and the Property Manager; instead, we began to incur expenses related to the compensation and benefits of our officers, employees and consultants. See Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our Consolidated Financial Statements for additional information.

We believe that a competitive compensation program is important to attract employees with the right skills, experience and industry knowledge that can significantly benefit our performance and support our business objectives. All of our employees are provided with a comprehensive benefits and wellness package, which include high-quality medical, dental and vision insurance, life insurance, 401(k) matching, flexible spending accounts, generous vacation, holiday and personal time off policy, option to work remotely, company workspaces/amenities and other benefits. We also provide continuous learning, improvement and professional development for our employees to keep their skills current and to adapt to new responsibilities and emerging market needs, including providing financial support for professional association memberships, continuing education credits and fees and travel expenses to attend relevant conferences. As of December 31, 2024, 26.9% of our employees identified as minorities and 38.5% were females.
Estimate of Net Asset Value
On March 27, 2024, we published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) equal to $13.00 as of December 31, 2023 (or $52.00 after reflecting the Reverse Stock Split). The Estimated Per-Share NAV published on March 27, 2024 has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding will increase when dividends paid in stock are issued; however, because each stockholder will receive the same number of new shares, the total value of our common stockholder’s investment, all things equal, will not change assuming no sales or other transfers. From October 2020 through January 2024, we issued an aggregate of approximately 5.2 million shares as stock dividends (as adjusted to reflect the Reverse Stock Split). No other additional shares of common stock have been issued since October 2020. We intend to publish Estimated Per-Share NAV periodically at the discretion of our Board, provided that such estimates will be made at least once annually unless we list our common stock on a national securities exchange. See our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our Estimated Per-Share NAV.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings with the SEC. One may read and copy any materials we file with the SEC at the SEC’s Internet address located at https://www.sec.gov. The website contains reports, proxy statements and information statements, and other information, which one may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website www.nhpreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from these websites into this Annual Report on Form 10-K.
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
Summary Risk Factors
•Our property portfolio has a high concentration of properties located in certain states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
•We may be unable to enter into contracts for and complete property acquisitions or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
•We may be unable to realize the anticipated synergies and other benefits of the Internalization or do so within the anticipated time frame.
•We have not paid our distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
•Rising expenses could reduce cash flow.
•Inflation may have an adverse effect on our investments and results of operations.
•Damage from catastrophic weather and other natural events and climate change could result in losses to us.
•We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
•Our success is dependent on the continued contributions of certain key personnel.
•We have experienced net losses in the past and may experience additional losses in the future.

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
•We may be unable to secure funds for future tenant improvements or capital needs.
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
•Events that adversely affect the ability of seniors and their families to afford daily resident fees at our SHOPs could cause our occupancy rates and resident fee revenues to decline.
•Tenants and operators of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
•Our properties have been and may continue to be subject to impairment charges.
•We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.
•Our business and operations could suffer if our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
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

Risks Related to Our Properties and Operations
Our property portfolio has a high concentration of properties located in certain states. Our properties may be adversely affected by economic cycles and risks inherent to those states.
A total of 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2024 was generated from each of Florida, Pennsylvania and Georgia. Any adverse situation that disproportionately affects operations or investments in these states may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long-term. Declines in the economy or a decline in the real estate markets in these states could hurt our financial performance and the value of our properties. Historically, Florida has been at greater risk of acts of nature such as hurricanes and tropical storms, which may have worsened as a result of climate change, and has been subject to more pronounced real estate downturns than other regions. Accordingly, our business, financial condition and results of operations may be particularly susceptible to downturns or changes in the local Florida, Pennsylvania and Georgia economies where we operate. Other factors that may negatively affect economic conditions include:
•increase in labor costs or labor shortage;
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
We may be unable to enter into contracts for and complete property acquisitions or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
In the near term, we expect to focus on disposing properties to reduce our existing indebtedness. There is no assurance that we will be able to dispose of properties on terms that are found favorable to us or at the time we wish to do so. Over the longer term, we expect to continue acquiring additional properties; pursuing this investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significant capital resources;
•we may acquire properties that are not accretive or dispose of properties at prices less than we originally contemplated;
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
We may be unable to realize the anticipated synergies and other benefits of the Internalization or do so within the anticipated time frame.

After the Internalization, we became an internally-managed REIT and are responsible for hiring and maintaining our own workforce to facilitate the advisory and property management services. Because we are now internally managed, we are responsible for directly compensating our officers, employees and consultants, as well as paying overhead expenses associated with our workforce. There is no assurance that we will realize all, or any, of the anticipated cost-saving synergies of the Internalization. We are now also subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. We bear the cost of establishing and maintaining employee compensation plans. In addition, as we have never previously operated as a self-managed REIT, we may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis.
We have not paid any distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
All dividends or other distributions on our common stock are paid in the discretion of our Board. We have not paid cash distributions since 2020. From October 2020 through January 2024, we issued dividends in the form of common stock valued at the Estimated Per-Share NAV in effect on the applicable date. We do not intend to declare any further stock dividends in the future. There is also no assurance when or if we will pay dividends or distributions in cash in the future. We last published an Estimated Per-Share NAV on March 27, 2024. The estimate was as of December 31, 2023 and has not been adjusted since publication and will not be adjusted until the Board determines a new Estimated Per-Share NAV which is expected in late March 2025. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Further, if we do not pay dividends on our Series A Preferred Stock or Series B Preferred Stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof, as applicable, and, whenever dividends on the Series A Preferred Stock or Series B Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock or Series B Preferred Stock will have the right to elect two additional directors to serve on our Board.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends and other distributions to our stockholders. In the event of a bankruptcy, there is no assurance that the debtor in possession or the bankruptcy trustee will assume the lease.
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
On occasion, tenants at certain properties in our OMF segment and residents at certain properties in our SHOP segment have been in default under their leases to us. These defaults negatively impact our results of operations. We incurred $1.5 million, $1.2 million and $3.2 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Our tenants or operators that experience deteriorating financial conditions have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons. There is no assurance we will continue to collect at the current rates. Our ability to collect rents in future periods may be impacted by issues or events that cannot be determined as present and the amount of cash rent collected during 2024 may not be indicative of any future period.
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
The properties we have acquired and will acquire may face competition from nearby hospitals, senior housing properties and other outpatient medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the healthcare market, including companies such as telemedicine, telehealth and mhealth, are disrupting the healthcare industry. Our tenants’ failure to compete successfully with these other practices and providers could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
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
If a tenant does not renew its lease or otherwise vacates its space, we will likely be required to expend substantial funds to improve and refurbish the vacated space. In addition, we are typically responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs, and the impact of such costs on our results of operations may be exacerbated during inflationary periods, such as that experienced in recent years. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, property sales or future equity offerings to fund these capital requirements. These sources of funding may not be available on attractive terms or at all, including, as a result of rising interest rates. Failure to procure additional funding for improvements would adversely impact the value of the applicable property or our ability to lease the applicable property on favorable terms, if at all.
We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of properties or refinance properties, including by requiring a yield maintenance premium to be paid in connection with the required prepayment of principal upon a sale or disposition. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions (including for several of our dispositions in 2024 and 2025) or refinancings could adversely affect our cash flow, affecting our results of operations and the ability to pay distributions to our stockholders.
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. In recent years, we have experienced shortages in qualified labor and supply chain disruptions that have increased our operating costs, particularly in our SHOP segment, and significant increases in insurance premiums across our portfolio. We may not be able to negotiate leases or renewals on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect our cash flow, affecting our results of operations and ability to pay distributions to our stockholders.
Inflation may have an adverse effect on our investments and results of operations.
Recent increases and continuing increases in the rate of inflation, both real and anticipated, have impacted and, may continue to impact, our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rate in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rent increases. An increase in our expenses or a failure of revenues to increase at least with inflation could adversely impact our results of operations.
To help mitigate the adverse impact of inflation, most of our leases with tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over their respective terms. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index (“CPI”) or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. Although most of our leases contain rent escalation provisions, these escalation rates are generally below the rate of inflation.
In addition to base rent, our net leases require the single-tenant OMF leases to pay all the properties operating expenses and our multi-tenant OMF leases to pay their allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
Leases with residents at our SHOPs typically do not have rent escalations; however, we are able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase, the cost of providing medical care at our SHOPs, particularly labor costs and insurance premiums, will continue to increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, our results of operations may be affected.

Damage from catastrophic weather and other natural events and climate change could result in losses to us.
Certain of our properties are located in areas such as California and Florida that have experienced, and may continue to experience, catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding, fires, snow or ice storms, windstorms or earthquakes. These adverse weather and natural events could cause substantial damages, losses and additional operational expenses to our properties which could exceed our insurance coverage and have also in recent years contributed to increasing insurance premiums for our properties. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property.
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
Changes in the cost or availability of insurance due to various reasons could also expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash flow.
Covenants, conditions and restrictions may impact our ability to operate a property.
Some of our properties are subject to ground leases or are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash flow that we generate. In addition, there can be no assurance that the ground leases can be extended beyond the stated terms. As a ground lessee, we are also exposed to the risk of reversion of the property upon expiration of the ground lease term or an earlier breach of the ground lease, which could materially and adversely affect us.
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
Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliances may impose material liability under environmental laws.
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
We invest in SHOPs using the RIDEA structure which permits REITs such as us to lease certain types of healthcare facilities that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own partially- or wholly-owned subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility. We may in the future, transition other OMF facilities, which may or may not be experiencing declining performance, to third-party managed facilities using the RIDEA structure, in connection with which they would also transition from our OMF segment to our SHOP segment. There can be no assurance these transitions will improve performance of the properties, and they will also increase our exposure to risks associated with operating in this structure.
The income we generate from SHOPs is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization, labor shortage, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. There is no assurance we will be able to mitigate these declines. Further, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses or other trained personnel or general inflationary pressures in recent years have forced the operator to enhance pay and benefit packages to compete effectively for personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. The impact on staffing has resulted in increased turnover amongst staff and greater reliance on staffing agencies, which could have the effect of increased insurance premiums. Further, recently proposed changes in immigration policies could result in hiring and retention challenges if the immigration policies negatively impact the pool of available workers. Furthermore, only a limited number of operators manage a substantial portion of our SHOPs. Any additional increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator’s senior management or equity ownership could adversely affect the income we receive from our SHOPs.
The tenants of our SHOPs are generally required to be holders of the applicable healthcare licenses for the healthcare services they administer. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue from the impacted property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described herein. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government health care programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs such as Medicare or Medicaid, administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our TRS-operated healthcare facilities, we may be subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint or data breach. Furthermore, to the extent our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
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

Net leases may not result in market rental rates over time.
Some of our rental income is generated by properties leased to tenants under net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in market rental rates during those years. Moreover, inflation could erode the value of long-term leases that do not contain indexed escalation provisions.
We may be unable to renew leases or re-lease space as leases expire.
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. Healthcare facilities in general and OMFs in particular tend to be specifically suited for the particular needs of their tenants and we may not be able to locate suitable replacement tenants to lease the property for their specialized uses. Alternatively, major renovations and expenditures may be required to adapt the properties for other uses in order for us to re-lease vacant space or may be required to decrease the rent we intend to charge or provide other concessions in order to lease the property to another tenant, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our net loss for GAAP purposes, including $24.9 million, during the year ended December 31, 2024. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our financial position and results of operations and liquidity.
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
Our success is dependent on the continued contributions of certain key personnel.
Our success depends on the continued contributions of our key executives, particularly Michael Anderson, our Chief Executive Officer and President, and Scott Lappetito, our Chief Financial Officer, who have extensive market knowledge and relationships and exercise substantial influence over our operational and financing activities. If we lose their services, such relationships could diminish or be adversely affected. Our employment agreements with Messrs. Anderson and Lappetito do not guarantee their continued employment with us. Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, particularly in the healthcare real estate sector. Many of these individuals have developed specialized knowledge and skills in the healthcare real estate sector. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we could be adversely impacted.
Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal controls over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements or otherwise adversely impact our financial condition, results of operations or cash flows.
We have experienced net losses in the past and may experience additional losses in the future.
We have experienced net losses (calculated in accordance with GAAP) in recent years and we may not be profitable or realize growth in our business. For a further discussion of the factors affecting our net losses, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.
We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.
We are subject to risks associated with public health crises, such as pandemics and epidemics. The scope and duration of any future public health crisis, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
Risks Related to the Healthcare Industry
Our real estate investments are concentrated in healthcare-related facilities, and we may be negatively impacted by adverse trends in the healthcare industry.
We own and seek to acquire a diversified portfolio of healthcare-related assets including OMFs, SHOPs and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees’ ability to make lease payments to us and our ability to pay dividends and other distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants and operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources, and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us. Such potential changes include changes in state and federal law and regulations that aim to curtail the role of private equity and REIT ownership of assisted living facilities and skilled nursing facilities, and the potential for the federal government to attempt to enact legislation or adopt regulations giving it general regulatory oversight over assisted living facilities (which are currently regulated at the state level). In some states, healthcare facilities are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes. Many of our medical facilities and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant and may restrict a tenant’s or operator’s ability to expand properties and grow the tenant’s or operator’s business in certain circumstances, which could have an adverse effect on the operator’s or tenant’s revenues, and in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases with us. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants and operators. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect the ability of our tenants to make rental payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding the implementation of the ACA may adversely affect our tenants. As the primary vehicle for comprehensive healthcare reform in the United States, the ACA was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The ACA has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. The legal challenges and legislative initiatives to roll back the ACA continues and the outcomes are uncertain. In June of 2021, the Supreme Court of the United States for a third time declined to invalidate the ACA. There is no assurance that future litigation or legislative initiatives will not attempt to do so. There are no current challenges to the ACA but that could change based on the makeup of Congress and presidential administration. The regulatory uncertainty and the potential impact on our tenants could have an adverse material effect on their ability to satisfy their contractual obligations. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants.
Health insurance coverage under the ACA is likely going to continue to expand in 2025. However, the repeal of the individual mandate penalty included in the Tax Cuts and Jobs Act of 2017, recent actions to increase the availability of insurance policies that do not include ACA minimum benefit standards, and support for Medicaid work requirements will likely impact the market. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s leases and other agreements with us. These risks could be mitigated by our limited participation in governmental-sponsored payor programs.
The ACA includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the ACA expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants and operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, the ability of our tenants to participate in federal health programs may be adversely affected. Moreover, there may be other comprehensive healthcare reform legislation, which, depending on how they are implemented, could materially and adversely affect our operators.
The ACA also requires the reporting and return of overpayments. Healthcare providers that fail to report and return an overpayment could face potential liability under the FCA and the CMPL and exclusion from federal healthcare programs. Accordingly, if our tenants fail to comply with the ACA’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.

Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements, could adversely affect the profitability of our tenants and operators and hinder their ability to make rent payments to us.
Our tenants and operators may receive payments from the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants and operators. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies, such as bundled payments, capitation payments and discounted fee structures. As a result, our tenants and operators may face significant limits on the reimbursed and on reimbursement rates and fees. All of these changes could impact the ability of our tenants to pay rent or our operator’s ability to meet their obligations to us. In addition, tenants and operators in certain states have experienced delays; some of which are, have been, and may be late in receiving reimbursements, which have adversely affected their ability to make rent payments to us. Further, failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Coverage expansions under the ACA through the Medicaid expansion and health insurance exchanges may be scaled back or eliminated in the future due to ongoing legal challenges and the future status of the ACA is unknown. We cannot ensure that of our tenants or operators who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide.
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
There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, and availability of, healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicare. Our one skilled nursing facility has, and may continue to experience, limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may adversely affect their ability to make rental payments. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting, and implementing actions to reduce payment error vulnerabilities.
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
Assisted and independent living services generally are not reimbursable under Medicare and our facilities have limited participation in Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our SHOPs. A weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the operators of our SHOPs are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our SHOPs could decline.

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
Our lease arrangements with certain tenants and our management agreements with certain operators may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition (commonly referred to as the “Stark Law”), which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs, and which can result in treble damages; and the CMPL, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Additionally, some states may have laws similar to the Federal Anti-Kickback Statute and the Stark Law expanding their respective prohibitions to private insurance.
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
Our tenants and operators of our healthcare-related assets from time to time become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants and operators may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants and operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare and Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s or operator’s financial condition. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or operator is required to pay uninsured punitive damages, or if a tenant or operator is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s or operator’s business, operations and the tenant’s ability to pay rent to us, which could have a material adverse effect on us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the tenants and operators of any seniors housing facilities and skilled nursing facilities we own or acquire.
Tenants and operators of any seniors housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. The resources of our skilled nursing units are primarily derived from government-funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our one skilled nursing facility and limited assisted living facilities that participate in Medicaid could be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in seniors housing facility operator liability, insurance premiums and other operational expenses, which is worsened by the nationwide staffing shortage. The economic deterioration of a tenant or operator could cause such operator to file for bankruptcy protection. The bankruptcy or insolvency of a tenant or operator may adversely affect the income produced by the property or properties it operates.
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
We have acquired and expect to continue to acquire a diversified portfolio of healthcare-related assets including OMFs, SHOPs and other healthcare-related facilities. However, the Board may change our investment policies in its sole discretion. We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by increasing our exposure to, among other things, interest rate risk, default risk and real estate market fluctuations.
Risks Related to our Indebtedness
Our level of indebtedness may increase our business risks.
As of December 31, 2024, we had total outstanding indebtedness of $1.2 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse consequences for us, including:
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
The agreements governing our borrowings contain provisions that affect or restrict our policies regarding dividends and other distributions and our operations, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, enter into certain transactions with our affiliates, discontinue insurance coverage, merge with another company, and create, incur or assume liens. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of debt under such agreements. Any such event of default or acceleration could have a material adverse effect on our business, financial condition and results of operations.
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
Elevated interest rates may make it difficult for us to finance or refinance indebtedness secured by our properties and could increase the amount of our debt payments.
We have borrowed, and may continue to borrow monies, secured and unsecured by our properties. During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation. Recently, the U.S. Federal Reserve reduced interest rates for the first time in several years; however, it remains unclear as to whether or how quickly interest rates will continue to decline. However, for most of the periods presented herein, rates were rising or elevated versus historical lows, which may adversely impact our ability to refinance our indebtedness, including the indebtedness secured by our properties, as the loans come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance indebtedness secured by the properties and we may be required to obtain equity to repay the loan or to increase the collateral for the loan, which could adversely affect our business, financial condition, results of operations and liquidity.
In addition, we have incurred, and may continue to incur, variable-rate debt. The elevated federal funds rate in recent years has increased the borrowing costs on our variable-rate debt and may increase the cost of any new debt we incur or refinance. We have mortgages, credit facilities and derivative agreements that have terms that are based on the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2024, 63.0% of our total gross debt bore interest at variable rates. As of December 31, 2024, we had one designated interest rate swap with a notional amount of $378.5 million, which effectively fixes a portion of our variable-rate debt, and we had eight interest rate caps with a notional amount of $369.2 million, which, while not designated as hedges for accounting purposes, do economically limit our exposure to increasing variable rates, but such interest rate swap and caps may not be effective in reducing our exposure to interest rate changes.
In addition, the publication of SOFR began in April 2018, and, therefore, it has a limited history. The future performance of SOFR cannot be predicted based on the limited historical performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative SOFR data.

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
Risks Related to our Corporate Structure
Our common stock is not traded on a national securities exchange, and our share repurchase program (the “SRP”), which provides for repurchases only in the event of death or disability of a stockholder, is suspended. Stockholders may have to hold their shares for an indefinite period of time.
Our common stock is not listed on a national securities exchange and there is otherwise no active trading market for the shares and our SRP is suspended. Even if not suspended, our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares of common stock to us, including limiting repurchases only to stockholders that have died or become disabled, limiting the total value of repurchases pursuant to our SRP to the amount of proceeds received from issuances of common stock pursuant to our distribution reinvestment plan (“DRIP”) and limiting repurchases in any fiscal semester to 2.5% of the average number of shares outstanding during the previous fiscal year. These limits are subject to the authority of the Board to identify another source of funds for repurchases under the SRP. The Board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice in its discretion. Shares that are repurchased will be repurchased at a price equal to the applicable Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.
We intend to publish an updated Estimated Per-Share NAV as of December 31, 2024 in late March 2025. We have engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by the Board. As with any methodology used to estimate value, the valuation methodologies that will be used by any independent valuer to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses.
Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets, and we make a recommendation as to the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. We review the valuation provided by the independent valuer for consistency with our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The independent directors of the Board oversee and review the appraisals and valuations and make a final determination of the Estimated Per-Share NAV. The independent directors of the Board rely on our input, including our view of the estimate and the appraisals performed by the independent valuer, but the independent directors of the Board may, in their discretion, consider other factors. Although the valuations of our real estate assets by the independent valuer are reviewed by us and approved by the independent directors of the Board, neither we nor the independent directors of the Board will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell any asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated per-share NAV to be greater or less than the potential realizable value of our assets.
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
Our Board estimates the per-share net asset value of our common stock only on an annual basis. In connection with any valuation, the Board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties. Because the process of making this estimate is conducted annually, this process may not account for material events that occur after the estimate has been completed for that year. Material events could include the appraised value of our properties substantially changing actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, cash dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. The Estimated Per-Share NAV reflected stock dividends actually issued as of December 31, 2023, but has not been adjusted to reflect or consider any of the other stock dividends that were issued and will not be adjusted for stock dividends paid or that may be issued in the future until the Board determines a new Estimated Per-Share NAV which is expected in late March 2025. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increases when dividends paid in stock are issued reducing the Estimated Per-Share NAV. The Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our estimated per-share NAV may differ significantly from our actual per-share net asset value at any given time.
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
•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.

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
Our Board previously adopted a stockholder rights plan, with an original expiration date of May 18, 2023, extended to May 18, 2026 pursuant to that certain Amendment No. 1 Rights Agreement, dated as of May 18, 2020, with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), dated of May 18, 2023 by and between us and the Rights Agent. In connection with the stockholder rights plan, in December 2020, we paid a dividend of one common share purchase right (the “Rights”) for each share of our common stock outstanding as authorized by our Board in its discretion. The Rights may expire sooner than May 18, 2026 if the Rights are previously redeemed, exchanged or terminated, or if our common stock is listed on NYSE or NASDAQ, 364 days from the commencement of trading. If a person or entity, together with its affiliates and associates, acquires beneficial ownership of 2.0% or more of our then outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than the acquirer, its affiliates and associates) to purchase additional shares of our common stock at a substantial discount to the then current per share estimated net asset value. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquirer, its affiliates and associates), in whole or in part, for shares of common stock on a one-for-one basis. The stockholder rights plan could make it more difficult for a third-party to acquire us or a large block of our common stock without the approval of our Board, which may discourage a third-party from acquiring us in a manner that might result in a premium price to our stockholders.
Our business and operations could suffer if our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
Our internal information technology networks and related systems (as well as those of our tenants, operators and other third-party operators of our healthcare facilities) are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by these disruptions.
As reliance on technology has increased, so have the risks posed to those systems. We must continuously monitor and develop their networks and information technology to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and social engineering, such as phishing. We are continuously working, including with the aid of third-party service providers, to install new, and to upgrade existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance, and reporting, and to provide awareness training around phishing, malware and other cyber risks to ensure that our operations are protected against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies (including artificial intelligence) used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
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

Furthermore, a security breach or other significant disruption involving our information technology networks could:
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
Although we intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
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
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We lease our SHOPs that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those qualified health care properties on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. The IRS has issued Revenue Procedures authorizing elective cash/stock distributions to be made by “publicly offered REITs,” like us, in order to satisfy this requirement, provided that at least 20% of the aggregate amount of a distribution to stockholders is paid in cash and certain other parameters detailed in the Revenue Procedures are satisfied. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received.
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
However, a portion of the amounts that we pay to our stockholders generally may (a) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that such portion is attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent that such portion is attributable to dividends we receive from TRSs, or (c) constitute a return of capital to the extent that such portion exceeds our accumulated earnings and profits as determined for U.S. federal income tax purposes. With respect to qualified dividend income, the current maximum U.S. federal tax rate applicable to U.S. noncorporate stockholders is 20% (or 23.8% including the 3.8% surtax on net investment income). Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation. A return of capital is not taxable but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We understand the importance of preventing, assessing, identifying and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies and controls to assess, identify and manage material risks. Specifically, we engage a third-party information technology and cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.
To manage our material risks from cybersecurity threats and to protect against, detect and prepare to respond to cybersecurity incidents, we undertake the below listed activities:
•monitor emerging data protection laws and implement changes to our processes to comply;
•conduct periodic data handling and use requirement training for our employees;
•conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and
•conduct regular phishing email simulations for all employees.
Our incident response plan coordinates the activities that we and our third-party information technology and cybersecurity providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain and remediate an incident, as well as to comply with potentially applicable legal obligations.
As part of the above processes, we engage with third party providers to review our cybersecurity program and help identify areas for continued focus, improvement and compliance.
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
Our Audit Committee of the Board is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Members of the Board regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Our management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information technology and cybersecurity personnel and our third-party vendors. Our management team supervises efforts to prevent, detect and mitigate cybersecurity risks and incidents through various means, which may include briefings from both internal and external information technology and cybersecurity personnel, threat intelligence and other information obtained from governmental, public or private sources as well as alerts and reports produced by security tools deployed in our information technology environment.
As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected us, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2024:

Portfolio	Number of Properties		Rentable Square Feet	Percent Leased (1)(6)		Weighted Average Remaining Lease Term (2)	Gross Asset Value (3)
							(In thousands)
Outpatient Medical Facilities	148		4,716,949	89.7%		6.5	$1,381,166
Seniors Housing Operating Properties	45	(4)	3,683,949	78.5%	(5)	N/A	1,082,953
Total Portfolio	193		8,400,898				$2,464,119
__________
(1)Inclusive of leases signed but not yet commenced as of December 31, 2024.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of December 31, 2024.
(3)Gross asset value represents total real estate investments, at cost ($2.5 billion total as of December 31, 2024), net of gross market lease intangible liabilities ($22.8 million total as of December 31, 2024). Cumulative impairment charges are already reflected within gross asset value.
(4)Includes one parcel of land with a total gross asset value of $0.6 million.
(5)Weighted by unit count as of December 31, 2024. As of December 31, 2024, we had 3,919 rentable units in our SHOP segment. The SHOP segment excludes one closed SHOP with 39 rentable units, one SHOP with 20 units under renovation and one land parcel.
(6)Percentage leased for the OMF segment is presented as of the end of the period shown; percentage leased for the SHOP segment is presented for the duration of the period shown.
N/A    Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2024:

State	Number of Properties (1)	Annualized Rental Income (2)	Annualized Rental Income %	Rentable Square Feet	Rentable Square Feet %	Rentable Units in SHOP Segment
		(In thousands)
Alabama	—	$—	—%	—	—%	—
Arizona	14	10,170	3.1%	509,806	6.1%	—
Arkansas	3	15,315	4.7%	248,783	3.0%	299
California	7	14,874	4.6%	366,613	4.4%	156
Colorado	3	1,771	0.5%	67,133	0.8%	—
Florida	22	68,754	21.2%	1,099,729	13.1%	812
Georgia	16	33,502	10.4%	802,179	9.5%	624
Idaho	—	—	—%	—	—%	—
Illinois	16	19,601	6.1%	530,955	6.3%	317
Indiana	11	5,672	1.8%	225,861	2.7%	—
Iowa	11	29,175	9.0%	505,781	6.0%	583
Kansas	1	3,471	1.1%	49,360	0.6%	71
Louisiana	1	—	—%	17,830	0.2%	—
Maryland	1	1,046	0.3%	36,260	0.4%	—
Massachusetts	3	948	0.3%	36,563	0.4%	—
Michigan	11	18,133	5.6%	404,434	4.8%	291
Minnesota	1	1,098	0.3%	36,375	0.4%	—
Mississippi	3	1,515	0.5%	73,859	0.9%	—
Missouri	2	8,934	2.8%	96,016	1.1%	146
Nevada	2	3,291	1.0%	86,342	1.0%	—
New Jersey	1	734	0.2%	25,164	0.3%	—
New York	5	2,908	0.9%	136,982	1.6%	—
North Carolina	3	1,737	0.5%	90,650	1.1%	—
Ohio	5	7,934	2.5%	172,085	2.0%	—
Oklahoma	2	1,084	0.3%	47,407	0.6%	—
Oregon	6	10,699	3.3%	322,354	3.8%	252
Pennsylvania	16	37,524	11.6%	1,413,595	16.8%	289
South Carolina	2	1,103	0.3%	52,527	0.6%	—
Tennessee	3	3,473	1.1%	175,669	2.1%	—
Texas	6	4,173	1.3%	282,120	3.4%	—
Virginia	1	1,633	0.3%	62,165	0.7%	—
Washington	1	2,031	0.6%	52,900	0.6%	—
Wisconsin	13	11,270	3.5%	373,401	4.4%	79
Total	192	$323,573	100%	8,400,898	100%	3,919
__________
(1)Includes one land parcel located in Iowa.
(2)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2024, which includes tenant concessions such as free rent, as applicable, as well as annualized gross revenue from our SHOPs based off the fourth quarter of 2024.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us (excluding our SHOP segment) over the next ten years and thereafter as of December 31, 2024. The SHOP segment is excluded as the leased units with residents are generally for annual periods or month-to-month. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and increases in annual rent based on exceeding certain economic indexes, among other items.

(In thousands)	Future Minimum Base Rent Payments
2025	$102,490
2026	98,736
2027	89,887
2028	76,345
2029	66,636
2030	60,069
2031	54,372
2032	47,926
2033	37,945
2034	34,844
Thereafter	80,678
$749,928
Future Lease Expirations Table
The following is a summary of lease expirations for the next ten years at the properties we owned (excluding our SHOP segment) as of December 31, 2024:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income (1)	Annualized Rental Income as a Percentage of the Total Portfolio	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2025	59	$6,068	7.2%	231,301	6.9%
2026	77	8,019	9.5%	393,347	11.8%
2027	101	12,972	15.4%	547,366	16.4%
2028	61	12,478	14.8%	472,066	14.2%
2029	53	7,460	8.9%	308,304	9.2%
2030	42	6,387	7.6%	259,910	7.8%
2031	16	4,871	5.8%	188,948	5.7%
2032	33	13,975	16.6%	467,067	14.0%
2033	10	2,675	3.2%	106,787	3.2%
2034	65	9,303	11.0%	360,758	10.8%
Total	517	$84,208	100.0%	3,335,854	100.0%
__________
(1)Annualized rental income on a straight-line basis for the leases in place in the property portfolio as of December 31, 2024, which includes tenant concessions such as free rent, as applicable.
Property Financings
See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities to our Consolidated Financial Statements for property financings as of December 31, 2024 and 2023.
Item 3. Legal Proceedings
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
No established public market currently exists for our shares of common stock. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTC Pink tier of the OTC Markets under the symbol “HLTC,” which quotations are limited and sporadic. Quotations on the OTC Pink reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.
Estimated Per-Share Net Asset Value
On March 27, 2024, we published a new Estimated Per-Share NAV equal to $13.00 as of December 31, 2023 (the “Valuation Date”) (and $52.00 after reflecting the Reverse Stock Split), which was unanimously adopted by the independent directors of the Board. The Estimated Per-Share NAV of $13.00 fell within the range of the values reported by Kroll, LLC (“Kroll”), an independent third-party real estate advisory firm engaged by us. The range of values provided by Kroll was based on the estimated fair value of our assets less the estimated fair value of our liabilities and the liquidation value of our Series A Preferred Stock and the liquidation value of our Series B Preferred Stock, divided by the number of shares of our common stock outstanding as of December 31, 2023. In determining the Estimated Per-Share NAV of $13.00, the independent directors of the Board considered various factors, including the information provided by Kroll, the impact of the stock dividend that was issued in January 2024 and the fact that properties under contract for sale at December 31, 2023 were valued based on their contract sale prices and without giving consideration to the reinvestment of the sale proceeds. The valuation was performed in compliance with the Institute of Portfolio Alternatives Practice Guideline 2013-01 titled “Valuations of Publicly Registered Non-Listed REITs,” issued April 29, 2013. See our Current Report on Form 8-K filed with the SEC on March 29, 2024 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated Estimated Per-Share NAV.
Holders
As of February 21, 2025 we had 28,296,439 shares of common stock outstanding held by a total of 44,877 stockholders of record.
Dividends and Other Distributions
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for dividends paid and excluding net capital gains.
The amount of dividends and other distributions payable to our stockholders is determined by the Board and is dependent on a number of factors, including funds available for dividends and other distribution, our financial condition, provisions in our agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, requirements of Maryland law and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Dividends and other distribution payments are not assured.
Other information concerning the dividends called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends and Other Distributions.”.
Tax Characteristics of Dividends
All common dividends in the years ended December 31, 2024, 2023 and 2022 were issued as stock dividends, which do not represent taxable dividends to shareholders for U.S. federal income tax purposes. All dividends paid on the Series A Preferred Stock and Series B Preferred Stock (first payment was made in January 2022) were considered 100% return of capital for income for tax purposes for the years ended December 31, 2024, 2023 and 2022.
Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Board suspended repurchases under the SRP effective August 14, 2020. No further repurchase requests under the SRP may be made unless and until the SRP is reactivated. We did not repurchase any shares of our common stock during the year ended December 31, 2024. For additional information on the SRP, see Note 8 — Stockholders’ Equity to our Consolidated Financial Statements.
Item 6. [Reserved]
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
Overview
We are a REIT for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on outpatient medical facilities and senior housing operating properties. As of December 31, 2024, we owned 193 properties (including one land parcel) located in 31 states and comprised of 8.4 million rentable square feet.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Prior to consummation of the Internalization on September 27, 2024, our former Advisor managed our day-to-day business with the assistance of our Property Manager. Prior to the Internalization, the Advisor and Property Manager were under common control with the Advisor Parent and these related parties received compensation and fees for providing services to us. In connection with the Internalization, we internalized our advisory and property management functions with our own dedicated workforce; the Property Manager became our wholly-owned subsidiary as a result of the Internalization. See Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our Consolidated Financial Statements for additional information. Effective September 30, 2024, we also effected the Reverse Stock Split.
We operate in two reportable business segments for management and financial reporting purposes: OMFs and SHOPs. All of our properties across both business segments are located throughout the United States. In our OMF operating segment, we own, manage and lease single and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our OMFs. In our SHOP segment, we invest in seniors housing properties through the RIDEA structure. As of December 31, 2024, we had four eligible independent contractors operating 44 SHOPs.
We declared and issued quarterly dividends entirely in shares of our common stock from October 2020 through January 2024. We do not intend to declare any further stock dividends in the future.
Critical Accounting Policies and Estimates
Set forth below is a summary of the critical accounting policies and estimates that management believes are important to the preparation of our Consolidated Financial Statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Revenue Recognition
Our revenues, which are derived primarily from lease contracts, include rent received from tenants in our OMF segment. As of December 31, 2024, these leases had a weighted average remaining lease term of 6.5 years. Rent from tenants in our OMF segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When we acquire a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. We defer the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in our OMF segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, we have elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, we have reflected them on a net basis.
Our revenues also include resident services and fee income primarily related to rent derived from lease contracts with residents in our SHOP segment, held using a structure permitted under RIDEA. Rental income from residents in our SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month.
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
We continually review receivables related to rent and unbilled rent and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, we are required to assess, based on credit risk only, if it is probable that we will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. If we determine that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e. straight-line). However, if we determine it is not probable that we will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants in accordance with current accounting rules, on the accompanying consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
During the years ended December 31, 2024, 2023 and 2022, we recorded reductions in revenue of $1.5 million, $1.2 million and $3.2 million, respectively, related to uncollectible accounts. Approximately $1.3 million of bad debt expense recorded in the year ended December 31, 2022, related to previously disposed properties. There were no significant write-offs related to previously disposed properties during the year ended December 31, 2024 and 2023.
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

Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on our operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2024, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. We evaluate probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2024 and 2023.
Purchase Price Allocation
In both a business combination and an asset acquisition, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. All acquisitions during the years ended December 31, 2024, 2023 and 2022 were asset acquisitions. We acquired four properties during the year ended December 31, 2024.
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
Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. We estimate the fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, market rental rates, discount rates and land values per square foot.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of market rental rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. We did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2024 and 2023.

Accounting for Leases
Lessor Accounting
We evaluate new leases (by us or by a predecessor lessor/owner) pursuant to ASC 842: Leases to determine lease classification. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor. As of December 31, 2024 and 2023, we had no leases as a lessor that would be considered as sales-type leases or financings under sale-leaseback rules.
As a lessor of real estate, we have elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating and maintenance expenses) as a single lease component as an operating lease because (i) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. Additionally, only incremental direct leasing costs may be capitalized under the accounting guidance. Indirect leasing costs in connection with new or extended tenant leases, if any, are being expensed.
Lessee Accounting
We are also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the consolidated balance sheets as of December 31, 2024 and 2023, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022.
For lessees, the accounting standard requires the application of a dual lease classification approach, classifying leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease, while lease expense for finance leases is recognized based on an effective interest method over the term of the lease. Also, lessees must recognize a right-of-use asset (“ROU”) and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Further, certain transactions where at inception of the lease the buyer-lessor accounted for the transaction as a purchase of real estate and a new lease, may be required to have symmetrical accounting to the seller-lessee if the transaction was not a qualified sale-leaseback and accounted for as a financing transaction. For additional information and disclosures related to our operating leases, see Note 16 — Commitments and Contingencies to our Consolidated Financial Statements.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, we would recognize an impairment loss in the consolidated statements of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net loss because recording an impairment loss results in an immediate negative adjustment to earnings.
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
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements to our Consolidated Financial Statements for further discussion.

Results of Operations
Below is a discussion of our results of operations for the years ended December 31, 2024 and 2023. See the “Results of Operations” section located under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our results of operations for the year ended December 31, 2023 and comparisons between December 31, 2023 and 2022.
Comparison of the Years Ended December 31, 2024 and 2023
Net loss attributable to common stockholders was $203.5 million and $86.1 million for the years ended December 31, 2024 and 2023, respectively. The following table shows our results of operations for the years ended December 31, 2024 and 2023 and the year-to-year change by line item of the consolidated statements of operations:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	$	%
Revenue from tenants	$353,794	$345,925	$7,869	2.3%

Operating expenses:
Property operating and maintenance	221,148	217,792	3,356	1.5%
Impairment charges	24,881	4,676	20,205	NM
Termination fees to related parties	106,650	—	106,650	NM
Operating fees to related parties	19,203	25,527	(6,324)	(24.8)%
Acquisition and transaction related	7,949	545	7,404	NM
General and administrative	22,744	18,928	3,816	20.2%
Depreciation and amortization	84,067	82,873	1,194	1.4%
Total expenses	486,642	350,341	136,301	38.9%
Operating loss before loss on sale of real estate investments	(132,848)	(4,416)	(128,432)	NM
Gain (loss) on sale of real estate investments	9,307	(322)	9,629	NM
Operating loss	(123,541)	(4,738)	(118,803)	NM
Other (expense) income:
Interest expense	(69,447)	(66,078)	(3,369)	(5.1)%
Interest and other income	1,051	734	317	43.2%
Gain on extinguishment of debt	392	—	392	NM
Gain (loss) on non-designated derivatives	1,544	(1,995)	3,539	NM
Total other expenses, net	(66,460)	(67,339)	879	1.3%
Loss before income taxes	(190,001)	(72,077)	(117,924)	(163.6)%
Income tax expense	(262)	(303)	41	13.5%
Net loss	(190,263)	(72,380)	(117,883)	(162.9)%
Net loss attributable to non-controlling interests	567	82	485	NM
Allocation for preferred stock	(13,799)	(13,799)	—	NM
Net loss attributable to common stockholders	$(203,495)	$(86,097)	$(117,398)	(136.4)%

Net Operating Income
We, through our chief operating decision maker (“CODM”), evaluate the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net loss (each item discussed separately in “Other Results of Operations” below). We use net operating income (“NOI”) to assess and compare property level performance and to make decisions concerning the operation of our properties. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated loss before income taxes. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) and net income (loss) attributable to common stockholders (each as determined in accordance with GAAP) as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income (loss) and net income (loss) attributable to common stockholders (each as determined in accordance with GAAP) as an indication of our performance or to cash flows as a measure of our liquidity. A reconciliation of NOI to net income (loss) attributable to common stockholders can be found in Note 15 — Segment Reporting to our Consolidated Financial Statements.
Segment Results — Outpatient Medical Facilities
The following table presents the components of NOI and the period to period change within our OMF segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease) to NOI
(In thousands)	2024	2023	$	%
Revenue from tenants	$137,317	$135,449	$1,868	1.4%
Less: Property operating and maintenance	39,201	37,954	1,247	3.3%
NOI	$98,116	$97,495	$621	0.6%

	Number of Properties at December 31,		Occupancy(1) for the Years Ended December 31,
	2024	2023	2024	2023
Total Portfolio	148	156	89.7%	90.6%
__________
(1) Occupancy for the OMF segment is presented as of the end of the period shown.
Revenue from tenants primarily reflects contractual rent received from tenants in our OMFs and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses in our OMF segment. Pursuant to many of our lease agreements in our OMFs, tenants are required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance expenses reflect the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees.
The OMF NOI increase for the year ended December 31, 2024 over the prior year was primarily driven by the acquisition of four properties in the first quarter of 2024, partially offset by the disposition of 12 OMF properties in the third and fourth quarters of 2024.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Increase (Decrease) to NOI
(In thousands)	2024	2023	$	%
Revenue from tenants	$216,477	$210,476	$6,001	2.9%
Less: Property operating and maintenance	181,947	179,838	2,109	1.2%
NOI	$34,530	$30,638	$3,892	12.7%

	Number of Properties at December 31,		Average Unit Occupancy for the Years Ended December 31,
	2024	2023	2024	2023
Total communities	45	48	77.4%	74.4%
Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relate to the costs associated with staffing to provide care for the residents in our SHOPs, as well as food, marketing, real estate taxes, management fees paid to our third-party operators and costs associated with maintaining the physical site.
The SHOP NOI increase for the year ended December 31, 2024 over the prior year was primarily due to positive trends in revenue driven by occupancy gains, partially offset by higher operating and maintenance expenses, which was primarily attributable to macro inflationary impacts on labor costs.
Other Results of Operations
Impairment Charges
We recorded $24.9 million of impairment charges for the year ended December 31, 2024 related primarily to two held-for-use SHOP properties ($13.4 million) and two held-for-use OMF properties ($11.2 million). We incurred $4.7 million of impairment charges for the year ended December 31, 2023 related to one held-for-use SHOP property and one held-for-use OMF property. See Note 3 — Real Estate Investments to our Consolidated Financial Statements for additional information on impairment charges.
Operating Fees to Related Parties
Prior to the consummation of the Internalization, our former Advisor and the Property Manager were paid for asset management and property management services for managing our properties on a day-to-day basis. Following the consummation of the Internalization, we are no longer paying the above-referenced fees to the related parties.
Operating fees to related parties decreased by $6.3 million to $19.2 million for the year ended December 31, 2024 from $25.5 million for the year ended December 31, 2023 as a result of the Internalization.
See Note 9 — Related Party Transactions and Arrangements to our Consolidated Financial Statements for additional details regarding our fees and expense reimbursements to our former Advisor.
Termination Fees to Related Parties
We recorded $106.7 million of termination fees to related parties for the year ended December 31, 2024 as a result of our termination of the Advisory Agreement with our former Advisor and transition to self-management through the Internalization, comprised of an internalization fee of $98.2 million, an asset management fee of $5.5 million and a property management fee of $2.9 million. See Note 1 — Organization to our Consolidated Financial Statements for additional details regarding the Internalization.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $7.9 million for the year ended December 31, 2024 and $0.5 million for the year ended December 31, 2023. This increase was primarily due to $5.3 million of advisory, legal and other professional costs and non-recurring employee transition expenses directly related to the Internalization.
General and Administrative Expenses
General and administrative expenses increased by $3.8 million to $22.7 million for the year ended December 31, 2024 compared to $18.9 million for the year ended December 31, 2023. The increase was primarily attributable to employee compensation costs incurred by us after the Internalization and certain severance and other compensation reimbursement payments made to our former Advisor prior to the Internalization.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased by $1.2 million to $84.1 million for the year ended December 31, 2024 from $82.9 million for the year ended December 31, 2023. The increase was primarily attributable to amortization of deferred leasing commissions.
Gain (Loss) on Sale of Real Estate Investments
During the year ended December 31, 2024, we disposed of two SHOPs, 12 OMFs and one land parcel for an aggregate contract sales price of $118.1 million. One of the two disposed SHOPs was previously impaired by $2.1 million in the year ended December 31, 2023. These dispositions resulted in an aggregate gain on sale of $9.3 million in the year ended December 31, 2024.

During the year ended December 31, 2023, we disposed of four SHOPs and one OMF for an aggregate contract sales price of $13.8 million. Two of the four disposed SHOPs were previously impaired by $15.1 million in the year ended December 31, 2022. These dispositions resulted in an aggregate loss on sale of $0.3 million in the year ended December 31, 2023.
See Note 3 — Real Estate Investments, Net to our Consolidated Financial Statements for additional information on the dispositions noted above.
Interest Expense
Interest expense increased by $3.4 million to $69.4 million for the year ended December 31, 2024 from $66.1 million for the year ended December 31, 2023. The increase in interest expense was mainly due to higher average balances of amounts outstanding under our indebtedness during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was partially offset by lower weighted average interest rates.
Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.0% as of both December 31, 2024 and 2023.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was approximately $1.1 million for the year ended December 31, 2024 and approximately $0.7 million for the year ended December 31, 2023. Interest and other income increased in 2024 due to higher interest rates on, and balances of, our cash accounts.
Gain on Extinguishment of Debt
We recorded a $0.4 million gain on extinguishment of debt in 2024 in connection with the repayment of a loan prior to maturity relating to the sale of an OMF.
Gain (Loss) on Non-Designated Derivatives
Gain on non-designated derivative instruments for the years ended December 31, 2024 and 2023 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Master Credit Facilities and OMF Warehouse Facility, which have variable interest rates.
The gain recorded in the year ended December 31, 2024 was due to increases in forward-interest rate curves, and represents the increase in fair value as well as $6.8 million of cash received from our interest rate caps.
The loss recorded in the year ended December 31, 2023 was due to decreases in forward-interest rate curves, and represents the decrease in fair value as well as $5.6 million of cash received from our interest rate caps.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded income tax expense of $0.3 million for both years ended December 31, 2024 and 2023.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not that we will realize the future benefit of our deferred tax assets and recorded a full valuation allowance; thus we have recorded a 100% valuation allowance on our net deferred tax assets through December 31, 2024. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of operations and comprehensive loss.
Allocation for Preferred Stock
Allocation for preferred stock was $13.8 million for the years ended December 31, 2024 and 2023. These amounts represent the allocation of our net income that is related to holders of Series A Preferred Stock and Series B Preferred Stock.
Cash Flows from Operating Activities
The following table presents a reconciliation of our net cash provided by operations from our net loss for the years ended December 31, 2024 and 2023:

(in thousands)	Year Ended December 31,		Increase
Cash flows from operating activities:	2024	2023	(Decrease)
Cash, cash equivalents and restricted cash, beginning of year	$91,316	$76,538	$14,778
Net cash (used in) provided by operating activities	(79,846)	21,624	(101,470)
Net cash provided by (used in) investing activities	63,972	(62,817)	126,789
Net cash (used in) provided by financing activities	(1,347)	55,971	(57,318)
Cash, cash equivalents and restricted cash, end of year	$74,095	$91,316	$(17,221)

Cash Flows from Operating Activities
Cash flows from operating activities decreased by $101.5 million during the year ended December 31, 2024 compared to 2023, primarily due to the termination fee incurred in connection with the Internalization in 2024. This was partially offset by higher property NOI in 2024.
Cash Flows from Investing Activities
Cash flows from investing activities increased by $126.8 million during the year ended December 31, 2024 compared to 2023, primarily due to higher disposition volume and lower acquisition volume in 2024.
Cash Flows from Financing Activities
Cash flows from financing activities decreased by $57.3 million during the year ended December 31, 2024 compared to 2023, primarily due to lower proceeds from mortgages and credit facilities and higher pay downs on our mortgages in 2024. This was partially offset by higher paydowns on the credit facilities in 2023 and proceeds from the Promissory Note (as defined below) in connection with the Internalization in 2024.
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), the repayment of the Promissory Note (as discussed below, which was fully repaid in January 2025) and distributions to holders of our Series A Preferred Stock and Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next twelve months.
Our future liquidity requirements and available liquidity, however, depend on many factors, such as recent and continuing increases in inflation, labor shortages, supply chain disruptions and higher property insurance, property tax and interest rates, all of which have and may continue to have adverse impacts on our results of operations and thus ultimately our liquidity. Moreover, these adverse impacts may also impact our tenant and residents’ ability to pay rent and thus our cash flows. For more information about the risks and uncertainties associated with inflation, labor shortages and labor costs, see the Inflation section below and Part I – Item 1A. Risk Factors section of this Annual Report on Form 10-K.
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
As of December 31, 2024 and 2023, we had $21.7 million and $46.4 million of cash and cash equivalents, respectively. The Barclays OMF Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Internalization and Promissory Note
Pursuant to the merger agreement dated August 6, 2024 (the “Internalization Agreement”) effecting the Internalization, (i) the outstanding membership interests of our former Advisor were converted into the right to receive from us an internalization fee of $98.2 million and (ii) the Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate base management fee that we would have been required to pay to our former Advisor during the remaining three month notice period required to terminate the advisory agreement, and (y) a property management fee of $2.9 million, representing the aggregate management fees that we would have been required to pay to the Property Manager through the current term of the property management agreement, subject to certain other adjustments (collectively, the “Closing Payments” in an aggregate amount of $106.6 million). For more information regarding the Internalization, including the fees paid therewith, see Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our Consolidated Financial Statements.
Because the Closing Payments exceeded our Available Cash (as defined in the Internalization Agreement), we paid the Advisor Parent aggregate cash consideration of $75.0 million (such cash amount, the “Closing Date Cash Consideration”), and we issued to the Advisor Parent an unsecured promissory note (the “Promissory Note”) in a principal amount of $30.3 million, equal to the difference between the Closing Date Cash Consideration and the Closing Payments. The Promissory Note was a senior unsecured obligation and ranks equal in right of payment with all of our existing and future indebtedness. As of December 31, 2024, the full principal amount under the Promissory Note was outstanding. In January 2025, we disposed of 11 OMFs for an aggregate contract sales price of $114.4 million and used a portion of the net proceeds to fully repay the outstanding balance on the Promissory Note (including any unpaid interest at the time of payment).

Following the Internalization, we are no longer required to pay asset management and property management fees to the Advisor Parent. We paid total asset management fees of $16.4 million during the year ended December 31, 2024 and total property management fees, including capitalized leasing commissions, of $3.6 million, during the year ended December 31, 2024, exclusive of the asset management fee and property management fee paid to the Advisor Parent as part of the Closing Payments discussed above.
Financings
As of December 31, 2024, our Net Debt to Gross Asset Value ratio (net debt divided by gross asset value) was approximately 45.9%. Net debt totaled $1.1 billion, which represents gross debt ($1.2 billion) less cash and cash equivalents ($21.7 million). Gross asset value totaled $2.5 billion, which represents total real estate investments, at cost ($2.5 billion), net of gross market lease intangible liabilities ($22.8 million). Cumulative impairment charges are reflected within gross asset value.
As of December 31, 2024, we had total gross borrowings of $1.2 billion, at a weighted-average interest rate of 5.40% and a weighted-average remaining term of 4.1 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.0% as of December 31, 2024.
As of December 31, 2024, the carrying value of our real estate investments, at cost was $2.5 billion, with $1.3 billion of this asset value pledged as collateral for mortgage notes payable, $619.0 million of this asset value pledged to secure advances under our credit facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the credit facilities, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of December 31, 2024 was $533.1 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of December 31, 2024, we had $789.6 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.56% and a weighted-average remaining term of 5.2 years. Future scheduled principal payments on our mortgage notes payable for 2025 are $0.9 million.
During the year ended December 31, 2024, we entered into the BMO CPC Mortgage Loan in connection with a four-property acquisition also completed in the year ended December 31, 2024. The mortgage has a principal balance of $7.5 million, bears interest at an annual fixed rate of 6.84% and matures in February 2034 with no principal amounts due until that time.
For additional information on our mortgage notes, see Note 4 — Mortgage Notes Payable, net to our Consolidated Financial Statements.
Credit Facilities
As of December 31, 2024, we had $362.2 million outstanding under our credit facilities, which bore interest at a weighted-average annual rate of 7.23% and had a weighted-average remaining term of 1.8 years. Inclusive of our non-designated interest rate caps, the weighted average economic interest rate on our credit facilities was 5.94% as of December 31, 2024.
For additional information on our credit facilities, see Note 5 — Credit Facilities to our Consolidated Financial Statements.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Master Credit Facilities for economic purposes; however, we do not elect to apply hedge accounting to these instruments. As of December 31, 2024, we had eight SOFR-based interest rate caps with an aggregate notional amount of $369.2 million, which limits one-month SOFR to 3.50% and have varying maturities through January 2027. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate credit facility borrowings.
As SOFR has increased beyond 3.50%, we received cash payments of $6.8 million in the year ended December 31, 2024 and $5.6 million in the year ended December 31, 2023.
We paid total premiums of $1.5 million to renew one cap with an aggregate notional amount of $58.1 million which matured during the year ended December 31, 2024. We also paid a premium of $0.3 million for a new interest rate cap with a notional amount of $7.0 million which matures in January 2027. We have five interest rate caps with a notional amount of $289.4 million which mature in 2025, which represents the next maturing interest rate caps. During the year ended December 31, 2023, we paid premiums of $10.0 million to renew expiring interest rate cap contracts.

Capital Expenditures
During the year ended December 31, 2024, our capital expenditures were $21.9 million, of which $9.0 million related to our OMF segment and $12.9 million related to our SHOP segment. We anticipate a consistent rate of capital expenditures for the OMF and SHOP segments in 2025.
Acquisitions — Year Ended December 31, 2024
During the year ended December 31, 2024, we acquired four single-tenant OMFs for an aggregate contract purchase price of $12.6 million. These acquisitions were funded with $7.5 million of new mortgage debt from our BMO CPC Mortgage Loan and the remainder with cash on hand.
Dispositions — Year Ended December 31, 2024
During the year ended December 31, 2024, we disposed of two SHOPs, 12 OMFs and one land parcel for an aggregate contract sales price of $118.1 million.
Dispositions — Subsequent to December 31, 2024
Subsequent to December 31, 2024, we disposed of 11 OMFs for an aggregate contract sales price of $114.4 million and used a portion of the net proceeds to fully repay the outstanding balance on the Promissory Note (including any unpaid interest at the time of payment) as discussed above.
Share Repurchase Program
We did not repurchase any shares during the years ended December 31, 2024 and 2023.
Non-GAAP Financial Measures
This section discusses certain of the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss) attributable to common stockholders, are provided below.
We consider FFO and AFFO to be useful supplemental measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed below, FFO and AFFO can help investors compare our operating performance between periods or as compared to other companies. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent, nor are they meant to replace, cash flows from operations and net income or loss as defined by GAAP, and should not be considered alternatives to those measures in evaluating our liquidity or operating performance. Rather, FFO and AFFO should be reviewed in conjunction with these and other GAAP measurements as an indication of our operational performance and are not necessarily indicative of cash available to fund our future cash requirements, including our ability to pay dividends and other distributions to our stockholders. Additionally, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and AFFO, and the adjustments to GAAP in calculating FFO and AFFO.
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
We believe that the use of FFO provides a more complete understanding of our operating performance to investors and to management, and when compared year-over-year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net loss.

Adjusted Funds from Operations
We also believe that AFFO is a meaningful supplemental non-GAAP measure of our operating results. We calculate AFFO by further adjusting FFO to reflect the performance of our portfolio for items we believe are not directly attributable to our operations. We believe that AFFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. Our adjustments to FFO to arrive at AFFO include removing the impacts of (i) acquisition and transaction related costs (including certain expenses directly related to the Internalization and the Reverse Stock-Split), (ii) amortization of market-lease intangible assets and liabilities, (iii) adjustments for straight-line rent, (iv) termination fees to related parties, (v) equity-based compensation expense, (vi) depreciation and amortization related to non-real estate related assets, (vii) mark-to-market gains and losses from our non-designated derivatives, (viii) non-cash components of interest expense, (ix) casualty-related charges, (x) gains or losses on extinguishment of debt and (xi) similar adjustments for non-controlling interests and unconsolidated entities. We believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and AFFO for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net loss attributable to common stockholders (in accordance with GAAP)	$(203,495)	$(86,097)	$(93,285)
Depreciation and amortization related to real estate assets	79,231	80,057	80,063
Impairment charges	24,881	4,676	27,630
(Gain) loss on sale of real estate investments	(9,307)	322	125
Adjustments for non-controlling interests (1)	(466)	(403)	(490)
FFO (as defined by NAREIT) attributable to common stockholders	(109,156)	(1,445)	14,043
(Accretion) amortization of market lease and other lease intangibles, net	(1,428)	(890)	(625)
Straight-line rent adjustments	(794)	(1,049)	(1,523)
Acquisition and transaction related (2)	7,949	545	1,484
Termination fees to related parties (3)	106,650	—	—
Equity-based compensation	613	919	1,185
Depreciation and amortization on non-real estate assets	4,836	2,816	2,001
Mark-to-market (gains)/losses from derivatives (4)	5,266	7,576	(3,541)
Non-cash components of interest expense (5)	2,247	2,606	5,353
Adjustments for non-controlling interests (1)	(540)	38	10
Gain on extinguishment of debt	(392)	—	—
Casualty-related charges (6)	489	63	209
AFFO attributable to common stockholders	$15,740	$11,179	$18,596
________
(1)Represents the portion of the adjustments allocable to non-controlling interests.
(2)Includes certain advisory, legal, accounting, information technology, tax and other professional expenses and other non-recurring employee transition expenses of $4.8 million for the year ended December 31, 2024 that were directly related to the Internalization and the Reverse Stock Split. We do not consider these expenses to be indicative of our performance given their unique and non-recurring nature.
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
(6)Includes labor, supplies and evacuation expenses from natural disasters not covered by insurance.

Dividends and Other Distributions
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of per annum in the $25.00 liquidation preference per share of Series A Preferred Stock. Dividends on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to holders of Series B Preferred Stock, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Dividends on the Series A Preferred Stock and Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our Board and declared by us. Any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof.
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
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the year ended December 31, 2024.

	Three Months Ended								Year Ended
	March 31, 2024		June 30, 2024		September 30, 2024		December 31, 2024		December 31, 2024
(In thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Dividends paid to holders of Series A Preferred Stock	$1,834	52.5%	$1,834	52.5%	$1,833	52.4%	$1,832	52.4%	$7,333	52.4%
Dividends paid to holders of Series B Preferred Stock	1,616	46.2%	1,616	46.2%	1,617	46.2%	1,617	46.3%	6,466	46.2%
Distributions paid to holders of Series A Preferred Units	46	1.3%	46	1.3%	47	1.3%	45	1.3%	184	1.3%
Total cash distributions	$3,496	100.0%	$3,496	100.0%	$3,497	100.0%	$3,494	100.0%	$13,983	100.0%

Source of distribution coverage:
Cash flows provided by operations (1)	$2,543	72.7%	$3,496	100.0%	$—	—%	$3,494	100.0%	$—	—%
Available cash on hand (2)	953	27.3%	—	—%	3,497	100.0%	—	—%	13,983	100.0%
Total source of distribution coverage	$3,496	100.0%	$3,496	100.0%	$3,497	—%	$3,494	100.0%	$13,983	—%

Cash flows provided by operations (in accordance with GAAP)	$2,543		$8,395		$(97,778)		$6,994		$(79,846)
Net loss (in accordance with GAAP)	$(15,550)		$(116,918)		$(40,769)		$(17,026)		$(190,263)
__________
(1)Assumes the use of available cash flows from operations before any other sources.
(2)Year-to-date total does not equal the sum of the quarters. Each quarter and year-to-date period is evaluated separately for purposes of this table. Cash available cash on hand also includes proceeds from property dispositions and additional secured financings and borrowings under our credit facilities.
For the year ended December 31, 2024, cash flows used in operations were $79.8 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations and available cash on hand.

Our ability to pay distributions on our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units and other distributions depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including, but not limited to, our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
Inflation
We may be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. As of December 31, 2024, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.2%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on CPI or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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
Leases with residents at our SHOPs typically do not have rent escalations; however, we are able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase or persist at high levels, the cost of providing medical care at our SHOPs, particularly labor costs, will increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, our results of operations may be affected.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, the Fannie Mae Master Credit Facilities and the OMF Warehouse Facility, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury rate lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We will not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2024, we had entered into eight SOFR-based non-designated interest rate caps with a current notional amount of approximately $369.2 million and one SOFR-based designated interest rate swap with a notional amount of $378.5 million. We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.
Mortgage Notes Payable
As of December 31, 2024, all of our mortgages were either fixed-rate ($425.7 million) or variable-rate ($364.0 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $789.6 million and a fair value of $747.5 million as of December 31, 2024. As of December 31, 2023, all of our mortgages were either fixed-rate ($442.9 million) or variable-rate ($378.5 million), before consideration of interest rate swaps. Our mortgages had a gross aggregate carrying value of $821.4 million and a fair value of $787.7 million as of December 31, 2023.
Credit Facilities
Our Fannie Mae Master Credit Facilities and OMF Warehouse Facility are variable-rate. Our Fannie Mae Master Credit Facilities and OMF Warehouse Facility had a gross aggregate carrying amount of $362.2 million and a fair value of $363.0 million as of December 31, 2024. Our Fannie Mae Master Credit Facilities had a gross aggregate carrying amount of $346.3 million and a fair value of $347.0 million, and our MOB Warehouse Facility had a gross carrying value of $14.7 million and a fair value of $14.8 million as of December 31, 2023.

Sensitivity Analysis - Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap or capped via interest rate cap contracts.
Interest Rate Swaps
As noted above, we have one SOFR-based designated interest rate swap with a notional amount of $378.5 million, which effectively create a fixed interest rate for a portion of our variable-rate debt. This interest rate swap effectively hedges all of our variable rate debt with the exception of our Fannie Mae Master Credit Facilities and OMF Warehouse Facility discussed below.
Interest Rate Caps
We also have entered into eight SOFR-based, non-designated interest rate cap contracts with a current notional amount of $369.2 million as of December 31, 2024, which limits SOFR exposure on our Fannie Mae Master Credit Facilities and OMF Warehouse Facility to 3.50%. The active caps began limiting SOFR during the fourth quarter of 2022 as SOFR rates exceeded the strike price of 3.50% and we are receiving monthly cash payments on these contracts. Because these are non-designated derivatives, the amounts received are included in (loss) gain on non-designated derivatives in our statement of operations and comprehensive loss.
Sensitivity
As of December 31, 2024, we are not currently negatively exposed to rising interest rates. Assuming all other variables besides interest rates remain constant, a 100 basis point increase in variable interest rates would not impact our net interest payments due to our interest rate swaps and effective interest rate caps. Assuming all other variables besides interest rates remain constant, a 100 basis point decrease in variable interest rates would also not impact our swapped debt, and based on the SOFR rate as of December 31, 2024, a 100 basis point decrease would not have a material impact on our net interest payments (inclusive of cash received from our non-designated derivatives included in (loss) gain on non-designated derivatives).
Sensitivity Analysis - Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2024 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $20.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $22.2 million. A 100 basis point increase in market interest rates would result in an increase in the fair value of our designated interest rate swap by $6.4 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our designated interest rate swap by $6.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2024 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2024 at a reasonable level of assurance.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Plans
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Business Conduct and Ethics may be obtained, free of charge, by sending a written request to our executive office: 540 Madison Ave., 27th Floor, New York, NY 10022, Attention: Secretary. Our Code of Business Conduct and Ethics is also publicly available on our website at www.nhpreit.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
We have also adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to the Company (the “Insider Trading Policy”). Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the 2024 fiscal year, and is incorporated herein by reference.
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1.    Financial Statements:
See the Index to Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K.
2.    Financial Statement Schedules:
The following financial statement schedule is included herein at page F-42 of this Annual Report on Form 10-K: Schedule III — Real Estate and Accumulated Depreciation.

(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated August 6, 2024, by and among the Company, HTI Merger Sub, LLC, Healthcare Trust Advisors, LLC and AR Global Investments, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024 and incorporated by reference herein)

3.1
Composite Articles of Amendment and Restatement for the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 12, 2024 and incorporated by reference herein.

3.2
Articles Supplementary of the Company relating to election to be subject to Section 3-803 of the Maryland General Corporation Law, dated November 9, 2017 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 14, 2017 and incorporated by reference herein)

3.3
Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019 (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019 and incorporated by reference herein)

3.4
Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020 and incorporated by reference herein)

3.5
Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021 (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on October 4, 2021 and incorporated by reference herein)

3.6
Articles of Amendment to the Company’s Charter, filed September 26, 2024 (Reverse Stock Split) (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

3.7
Articles of Amendment to the Company’s Charter, filed September 26, 2024 (Name Change and Par Value Adjustment) (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

3.8
Composite Amended and Restated Bylaws of the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 12, 2024 and incorporated by reference herein)

3.9
Amendment No. 3 to the Amended and Restated Bylaws of the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

4.1
Agreement of Limited Partnership of the OP, dated as of February 14, 2013 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 14, 2013 and incorporated by reference herein)

4.2
First Amendment, dated December 31, 2013, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 7, 2014 and incorporated by reference herein)

4.3
Second Amendment, dated April 15, 2015, to the Agreement of Limited Partnership of the OP, dated as of February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2016 and incorporated by reference herein)

4.4
Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated by reference herein)

4.5
Fourth Amendment, dated September 15, 2020, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020 and incorporated by reference herein)

4.6
Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2021 and incorporated by reference herein)

4.7
Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021 and incorporated by reference herein)

4.8
Rights Agreement, dated May 18, 2020, between the Company and Computershare Trust Company, N.A., as Rights Agent (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2020 and incorporated by reference herein)

4.9 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit No.	Description
10.1
Amended and Restated Property Management and Leasing Agreement, dated as of February 17, 2017, by and among the Company, the OP and Healthcare Trust Properties, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated by reference herein)

10.2
First Amendment, dated as of April 9, 2018, to Amended and Restated Property Management and Leasing Agreement, by and among the Company, the OP and Healthcare Trust Properties, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.3
Second Amendment, dated as of November 11, 2021, to Amended and Restated Property Management and Leasing Agreement, by and among the Company, the OP and Healthcare Trust Properties, LLC (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 12, 2021 and incorporated by reference herein)

10.4
Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016 and incorporated by reference herein)

10.5
Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 10, 2016 and incorporated by reference herein)

10.6
First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.7
Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.8
Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 10, 2016 and incorporated by reference herein)

10.9
Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.10
Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.11
Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.12
Amended and Restated Loan Agreement, dated as of December 20, 2019, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019 and incorporated by reference herein)

10.13
Amended and Restated Guaranty of Recourse Obligations, dated as of December 20, 2019, by the OP in favor of Capital One, National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019 and incorporated by reference herein)

10.14
Amended and Restated Hazardous Materials Indemnity Agreement, dated as of December 20, 2019, by the OP and the borrower entities party thereto, for the benefit of Capital One, National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2019 and incorporated by reference herein)

10.15
Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company, effective as of August 31, 2017 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 14, 2017 and incorporated by reference herein)

10.16
Form of Restricted Stock Award Agreement Pursuant to the Amended and Restated Employee and Director Incentive Restricted Share Plan of the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 14, 2017 and incorporated by reference herein)

Exhibit No.	Description
10.17
Loan Agreement, dated as of December 28, 2017, among the borrower entities party thereto and Capital One, National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2018 and incorporated by reference herein)

10.18
Guaranty of Recourse Obligation, dated as of December 28, 2017, by the OP in favor of Capital One, National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2018 and incorporated by reference herein)

10.19
Hazardous Materials Indemnity Agreement, dated as of December 28, 2017, by the OP and the borrower entities party thereto, for the benefit of Capital One, National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2018 and incorporated by reference herein)

10.20
 Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.21
Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National
Association, as lender (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.22
 Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National
Association, as lender (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.23
Guarantee Agreement, dated as of April 10, 2018, by the OP in favor of KeyBank National Association, as (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.24
Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and the OP in favor of KeyBank National Association, as indemnitee (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.25 *#	Form of Indemnification Agreement with Directors and Officers
10.26
Amended and Restated Senior Secured Revolving Credit Agreement dated as of March 13, 2019 by and among the OP, KeyBank National Association and the other lender parties thereto (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019 and incorporated by reference herein)

10.27
First Amendment to Amended and Restated Senior Secured Revolving Credit Agreement entered into as of March 13, 2019 by and among the OP, KeyBank National Association and the other lender parties thereto (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020 and incorporated by reference herein)

10.28
Second Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of August 10, 2020, among the OP, the Company, the other guarantor parties thereto, KeyBank National Association and the other lenders party thereto (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020 and incorporated by reference herein)

10.29
Third Amendment to First Amended and Restated Senior Secured Credit Agreement, entered into as of November 12, 2021, among the OP, the Company, the other guarantor parties thereto, KeyBank National Association and the other lenders party thereto (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 12, 2021 and incorporated by reference herein)

10.30
Fourth Amendment to First Amended and Restated Senior Credit Agreement, entered into as of August 11, 2022, among the OP, the Company, the other guarantor parties thereto, KeyBank National Association and the other lenders party thereto (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 12, 2022 and incorporated by reference herein)

10.31
Loan Agreement dated as of May 24, 2023, among the borrower entities party thereto, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 and incorporated by reference herein)

10.32
Guaranty Agreement dated as of May 24, 2023, by the OP in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 and incorporated by reference herein)

10.33
Environmental Indemnity Agreement, dated as of May 24, 2023, by the OP and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 and incorporated by reference herein)

10.34
Loan Agreement, dates as of December 22, 2023, among the borrower entities thereto and Capital One, National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 and incorporated by reference herein)

10.35
Loan Agreement, dated as of February 22, 2024, among the borrower entities party thereto and Bank of Montreal (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 and incorporated by reference herein)

Exhibit No.	Description
10.36 #
Employment Agreement, dated September 25, 2024, by and between the Company and Michael Anderson (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

10.37 #
Employment Agreement, dated December 20, 2024, by and between the Company and Scott Lappetito (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2024 and incorporated by reference herein)

19.1 *	Insider Trading Policy of the Company
21.1 *	List of Subsidiaries of the Company
23.1 *	Consent of PricewaterhouseCoopers LLP
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 +	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Clawback Policy (furnished as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024)
99.1	Second Amended and Restated Share Repurchase Program (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2017 and incorporated by reference herein)
99.2
Amendment to Second Amended and Restated Share Repurchase Program (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2019 and incorporated by reference herein)

99.3
Second Amendment to Second Amended and Restated Share Repurchase Program (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019 and incorporated by reference herein)

99.4
Third Amendment to Second Amended and Restated Share Repurchase Program (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2019 and incorporated by reference herein)

99.5
Fourth Amendment to Second Amended and Restated Share Repurchase Program (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2019 and incorporated by reference herein)

99.6
Fifth Amendment to Second Amended and Restated Share Repurchase Program (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2020 and incorporated by reference herein)

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
__________
*    Filed herewith
+    Furnished herewith
#    Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE PROPERTIES, INC.
By	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer and President (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chair of the Board of Directors, Independent Director	February 27, 2025
Leslie D. Michelson

/s/ Michael Anderson	Chief Executive Officer, President and Director	February 27, 2025
Michael Anderson	(Principal Executive Officer)

/s/ Scott M. Lappetito	Chief Financial Officer and Treasurer	February 27, 2025
Scott M. Lappetito	(Principal Financial Officer and Principal Accounting Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	February 27, 2025
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	February 27, 2025
Edward G. Rendell

/s/ B.J. Penn	Independent Director	February 27, 2025
B.J. Penn

/s/ Edward M. Weil, Jr.	Director	February 27, 2025
Edward M. Weil, Jr.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Healthcare Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Healthcare Properties, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Purchase Price Allocations for Property Acquisitions
As described in Note 2 and 3 to the consolidated financial statements, during the year ended December 31, 2024, the Company completed real estate acquisitions, net of below market lease liabilities assumed, of $13.1 million. For acquired properties with leases classified as operating leases, management allocates the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. Management utilizes various estimates, processes and information to determine the as-if vacant property value. Management estimates the fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, market rental rates, discount rates, and land values per square foot. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of market rental rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below- market fixed rate renewal options for below- market leases.
The principal considerations for our determination that performing procedures relating to purchase price allocations for property acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of tangible and intangible assets acquired and liabilities assumed; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, market rental rates, discount rates, and land values per square foot; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Report of Independent Registered Public Accounting Firm
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreements and lease documents; (ii) testing the completeness and accuracy of underlying data used by management in the fair value estimates, and (iii) testing management’s process for estimating the fair value of tangible and intangible assets acquired and liabilities assumed, including testing management’s projected cash flows and evaluating the accuracy of valuation outputs. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of the significant assumptions related to capitalization rates, market rental rates, discount rates, and land values per square foot. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. In conjunction with certain purchase price allocations, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain assumptions utilized by management related to capitalization rates, market rental rates, discount rates, and land values per square foot.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2025
We have served as the Company's auditor since 2019.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Real estate investments, at cost:
Land	$190,082	$207,987
Buildings, fixtures and improvements	2,012,401	2,120,352
Acquired intangible assets	284,447	293,295
Total real estate investments, at cost	2,486,930	2,621,634
Less: accumulated depreciation and amortization	(725,831)	(681,977)
Total real estate investments, net	1,761,099	1,939,657
Cash and cash equivalents	21,652	46,409
Restricted cash	52,443	44,907
Derivative assets, at fair value	19,206	28,370
Straight-line rent receivable, net	22,841	26,325
Operating lease right-of-use assets	7,480	7,713
Prepaid expenses and other assets	40,033	35,781
Deferred costs, net	21,269	15,997
Total assets	$1,946,023	$2,145,159
LIABILITIES AND EQUITY
Mortgage notes payable, net	$779,160	$808,995
Credit facilities	362,216	361,026
Market lease intangible liabilities, net	6,125	8,165
Accounts payable and accrued expenses (including $30,267 and $295 due to related parties as of December 31, 2024 and 2023, respectively)	89,575	48,356
Operating lease liabilities	8,109	8,038
Deferred rent	7,217	6,500
Distributions payable	3,496	3,496
Total liabilities	1,255,898	1,244,576

Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized as of December 31, 2024 and 2023; 3,977,144 issued and outstanding as of December 31, 2024 and 2023	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of December 31, 2024 and 2023	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 28,296,439 shares and 27,886,255 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,132	1,115
Additional paid-in capital	2,533,706	2,509,303
Accumulated other comprehensive income (loss)	16,640	23,464
Distributions in excess of accumulated earnings	(1,866,994)	(1,639,804)
Total stockholders’ equity	684,560	894,154
Non-controlling interests	5,565	6,429
Total equity	690,125	900,583
Total liabilities and equity	$1,946,023	$2,145,159
Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue from tenants	$353,794	$345,925	$335,846

Operating expenses:
Property operating and maintenance	221,148	217,792	213,444
Impairment charges	24,881	4,676	27,630
Termination fees to related parties	106,650	—	—
Operating fees to related parties	19,203	25,527	25,353
Acquisition and transaction related	7,949	545	1,484
General and administrative	22,744	18,928	17,287
Depreciation and amortization	84,067	82,873	82,064
Total expenses	486,642	350,341	367,262
Operating loss before gain on sale of real estate investments	(132,848)	(4,416)	(31,416)
Gain (loss) on sale of real estate investments	9,307	(322)	(125)
Operating loss	(123,541)	(4,738)	(31,541)
Other (expense) income:
Interest expense	(69,447)	(66,078)	(51,740)
Interest and other income	1,051	734	27
Gain on extinguishment of debt	392	—	—
Gain (loss) on non-designated derivatives	1,544	(1,995)	3,834
Total other expenses, net	(66,460)	(67,339)	(47,879)
Loss before income taxes	(190,001)	(72,077)	(79,420)
Income tax expense	(262)	(303)	(201)
Net loss	(190,263)	(72,380)	(79,621)
Net loss attributable to non-controlling interests	567	82	135
Allocation for preferred stock	(13,799)	(13,799)	(13,799)
Net loss attributable to common stockholders	(203,495)	(86,097)	(93,285)
Other comprehensive (loss) income:
Unrealized (loss) gain on designated derivatives	(6,824)	(13,446)	51,251
Comprehensive loss attributable to common stockholders	$(210,319)	$(99,543)	$(42,034)

Weighted-average common shares outstanding — Basic and Diluted (1)	28,286,391	28,280,430	28,260,835
Net loss per common share attributable to common stockholders — Basic and Diluted (1)	$(7.19)	$(3.04)	$(3.30)
__________
(1)Retroactively adjusted for the effects of previous stock dividends (see Note 1 — Organization for details).
Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital		Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2021	3,977,144	$40	3,630,000	$36	24,820,439	$993	$2,329,839	$(14,341)	$(1,282,871)	$1,033,696	$6,704	$1,040,400
Issuance of Series B Preferred stock, net	—	—	—	—	—	—	(42)	—	—	(42)	—	(42)
Share-based compensation, net	—	—	—	—	—	—	1,185	—	—	1,185	—	1,185
Distributions declared in common stock, $0.85 per share	—	—	—	—	1,449,694	58	86,243	—	(86,301)	—	—	—
Dividends declared on Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(184)	(184)
Net loss	—	—	—	—	—	—	—	—	(79,486)	(79,486)	(135)	(79,621)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	51,251	—	51,251	—	51,251
Rebalancing of ownership percentage	—	—	—	—	—	—	(166)	—	—	(166)	166	—
Balance, December 31, 2022	3,977,144	40	3,630,000	36	26,270,133	1,051	2,417,059	36,910	(1,462,457)	992,639	6,551	999,190
Share-based compensation, net	—	—	—	—	—	—	919	—	—	919	—	919
Distributions declared in common stock, $0.85 per share	—	—	—	—	1,616,122	64	91,186	—	(91,250)	—	—	—
Dividends declared on Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	284	284
Net loss	—	—	—	—	—	—	—	—	(72,298)	(72,298)	(82)	(72,380)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(13,446)	—	(13,446)	—	(13,446)
Rebalancing of ownership percentage	—	—	—	—	—	—	139	—	—	139	(139)	—
Balance, December 31, 2023	3,977,144	40	3,630,000	36	27,886,255	1,115	2,509,303	23,464	(1,639,804)	894,154	6,429	900,583
Share-based compensation, net	—	—	—	—	—	—	613	—	—	613	—	613
Distributions declared in common stock, $0.85 per share	—	—	—	—	410,184	17	23,678	—	(23,695)	—	—	—
Dividends declared Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)		(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(189,696)	(189,696)	(567)	(190,263)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(6,824)	—	(6,824)	—	(6,824)
Rebalancing of ownership percentage	—	—	—	—	—	—	112	—	—	112	(112)	—
Balance, December 31, 2024	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Share and per share data have been adjusted for all periods presented to reflect an one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(190,263)	$(72,380)	$(79,621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,067	82,873	82,064
Amortization of deferred financing costs	3,376	6,702	4,879
(Accretion) amortization of terminated swap	(1,218)	(4,195)	423
Amortization of mortgage premiums and discounts, net	89	91	51
Accretion of market lease and other intangibles, net	(1,428)	(890)	(625)
Bad debt expense	1,515	1,225	3,159
Equity-based compensation	613	919	1,185
(Gain) loss on non-designated derivative instruments	(1,544)	1,995	(3,834)
Cash received from non-designated derivative instruments	6,810	5,580	286
(Gain) loss on sales of real estate investments	(9,307)	322	125
Gain on extinguishment of debt	(392)	—	—
Impairment charges	24,881	4,676	27,630
Deferred tax valuation allowance	2,397	1,165	2,750
Changes in assets and liabilities:
Straight-line rent receivable	(794)	(1,049)	(1,523)
Prepaid expenses and other assets	(4,443)	(6,069)	(3,036)
Accounts payable, accrued expenses and other liabilities	4,659	83	(2,924)
Deferred rent	1,136	576	(2,694)
Net cash (used in) provided by operating activities	(79,846)	21,624	28,295
Cash flows from investing activities:
Property acquisitions	(5,606)	(35,261)	(25,538)
Investments in non-designated interest rate caps	(1,709)	(9,962)	—
Capital expenditures	(21,908)	(22,397)	(27,993)
Proceeds from sales of real estate investments	93,195	4,803	11,749
Net cash provided by (used in) investing activities	63,972	(62,817)	(41,782)
Cash flows from financing activities:
Payments on credit facilities	(5,769)	(200,602)	(2,998)
Proceeds from credit facilities	6,960	34,748	30,000
Proceeds from mortgage notes payable	—	240,000	—
Payments on mortgage notes payable	(18,822)	(1,139)	(6,662)
Proceeds from interest rate swap terminations	—	5,413	—
Payments of deferred financing costs	—	(8,748)	(1,672)
Proceeds from promissory note	30,267	—	—
Proceeds from issuance of Series B Preferred Stock, net	—	—	(42)
Dividends paid on Series A Preferred stock	(7,333)	(7,334)	(7,333)
Dividends paid on Series B Preferred stock	(6,466)	(6,466)	(6,466)
Contributions from non-controlling interest holders	—	284	—
Distributions to non-controlling interest holders	(184)	(185)	(184)
Net cash (used in) provided by financing activities	(1,347)	55,971	4,643
Net change in cash, cash equivalents and restricted cash	(17,221)	14,778	(8,844)
Cash, cash equivalents and restricted cash, beginning of year	91,316	76,538	85,382
Cash, cash equivalents and restricted cash, end of year	$74,095	$91,316	$76,538

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash, cash equivalents, end of period	$21,652	$46,409	$53,654
Restricted cash, end of period	52,443	44,907	22,884
Cash, cash equivalents and restricted cash, end of period	$74,095	$91,316	$76,538

Supplemental disclosures of cash flow information:
Cash paid for interest	$61,038	$63,720	$45,042
Cash paid for income and franchise taxes	416	454	566

Non-cash investing and financing activities:
Common stock issued through stock dividends	23,695	91,250	86,301
Mortgages issued with acquisition of real estate investments	7,500	—	—
Accrued capital expenditures	455	2,902	—
Accrued offering costs on Series B Preferred Stock	—	—	78
Proceeds from real estate sales used to repay mortgage notes payable	20,370	2,663	—
Mortgage notes payable repaid with proceeds from real estate sales	(20,370)	(2,663)	—
Proceeds from real estate sales used to repay amounts outstanding under the Prior Credit Facility	—	5,167	—
Amounts outstanding under the Prior Credit Facility repaid with proceeds from real estate sales	—	(5,167)	—
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
As of December 31, 2024, the Company owned 193 properties (including one land parcel) located in 31 states and comprised of 8.4 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries, including taxable REIT subsidiaries (“TRSs”). Prior to the consummation of the Internalization (as defined below) on September 27, 2024, the Company’s former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), managed its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”). Prior to the consummation of the Internalization, the Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”), and these related parties received compensation and fees for providing services to the Company. See the “Internalization” section in this Note for additional information.
The Company also reimbursed, and in the case of the Property Manager, continues to reimburse, these entities for certain expenses they incur in providing these services to the Company. Healthcare Trust Special Limited Partnership, LLC (the “Special Limited Partner”), which is also under common control with the Advisor Parent, also has an interest in the Company through ownership of interests in the OP. As of December 31, 2024, the Company owned 44 SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.”
The Company has three operating segments: (i) Outpatient Medical Facilities, (ii) Senior Housing Operating Properties, and (iii) Triple net leased healthcare facilities. The Company aggregates its operating segments into two reportable business segments for management and internal financial reporting purposes: OMFs and SHOPs. All of the Company’s properties across both business segments are located throughout the United States. In its OMF operating segment, the Company owns, manages and leases single and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s OMFs. In its SHOP segment, the Company invests in seniors housing properties through the RIDEA structure. As of December 31, 2024, the Company had four eligible independent contractors operating 44 SHOPs.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Pursuant to the Internalization Agreement, on the Closing Date, (i) the outstanding membership interests of the Advisor were converted into the right to receive from the Company an internalization fee of $98.2 million and (ii) the Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate base management fee that the Company would have been required to pay to the Advisor during the remaining three month notice period required to terminate the Advisory Agreement, and (y) a property management fee of $2.9 million, representing the aggregate management fees that the Company would have been required to pay to the Property Manager through the current term of the Property Management Agreement, in each case, as adjusted to the extent the amount of such asset management and property management fees exceed or are less than the amount required to be paid by the Advisor Parent to employees placed with the Company pursuant to the Internalization prior to the Closing and the amounts due under contracts acquired by the Company in the Internalization relating to the pre-Closing period (collectively, the “Closing Payments” in an aggregate amount of $106.6 million). The Advisor Parent also delivered cash to the Company at Closing in order for the Company to pay any unpaid employee bonuses for calendar year 2023 and any accrued bonuses for calendar year 2024 to the extent that the Company has previously reimbursed the Advisor Parent for, but the Advisor Parent has not paid, such bonuses.
Pursuant to the Internalization Agreement, because the Closing Payments exceeded the Company’s Available Cash (as defined in the Internalization Agreement), the Company paid the Advisor Parent an aggregate cash consideration of $75.0 million (such cash amount, the “Closing Date Cash Consideration”), and the Company issued to the Advisor Parent an unsecured promissory note (the “Promissory Note”) (as further defined in Note 9 — Related Party Transactions and Arrangements) in a principal amount of $30.3 million, equal to the difference between the Closing Date Cash Consideration and the Closing Payments. In January 2025, the Company repaid the Promissory Note in full including any unpaid interest at the time of payment. See Note 9 — Related Party Transactions and Arrangements and Note 17 — Subsequent Events for additional information.
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
All share and per share data in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the Reverse Stock Split.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Out-of-Period Adjustments
During the year ended December 31, 2023, the Company identified certain historical errors in its statements of operations and comprehensive income (loss), consolidated statements of changes in equity, and statements of cash flows since 2019, which impacted the quarterly financial statements and annual periods previously issued. Specifically, the Company had understated depreciation and amortization expense on certain capital improvements and deferred leasing commissions, thereby understating previously reported depreciation and amortization expense by $0.1 million and $0.6 million for the years ended December 31, 2022, and pre-2022 periods, respectively.
As of December 31, 2022, the cumulative impact of recording the correct depreciation and amortization expense is an understatement of depreciation and amortization expense of $0.7 million, accumulated depreciation of $0.3 million and deferred costs of $0.4 million. The Company concluded that the errors noted above were not material for the year ended December 31, 2023 or any prior periods, and has adjusted the amounts on a cumulative basis in the consolidated financial statements for the year ended December 31, 2023
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its OMF segment. As of December 31, 2024, these leases had a weighted average remaining lease term of 6.5 years. Rent from tenants in the Company’s OMF segment (as discussed below) is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in the Company’s OMF segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2024 over the next five years and thereafter. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short-term in nature.

(In thousands)	Future Base Rent Payments
2025	$102,490
2026	98,736
2027	89,887
2028	76,345
2029	66,636
Thereafter	315,834
Total	$749,928
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
During the years ended December 31, 2024, 2023 and 2022, the Company recorded reductions in revenue of $1.5 million, $1.2 million and $3.2 million, respectively, related to uncollectible accounts. Approximately $1.3 million of bad debt expense recorded in the year ended December 31, 2022, related to previously disposed properties. There were no significant write-offs related to previously disposed properties during the years ended December 31, 2024 and 2023.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company's operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the years ended December 31, 2024, 2023 and 2022. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of December 31, 2024 or 2023.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. The Company acquired four properties during the year ended December 31, 2024. Each of these acquisitions were accounted for as an asset acquisition.
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
The Company utilizes various estimates, processes and information to determine the as-if vacant property value. The Company estimates the fair value using data from appraisals, comparable sales, discounted cash flow analysis and other methods. Fair value estimates are also made using significant assumptions such as capitalization rates, market rental rates, discount rates and land values per square foot.
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
Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of market rental rates for each corresponding in-place lease, measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the years ended December 31, 2024, 2023 and 2022.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Lessee Accounting
The Company is also the lessee under certain land leases which will continue to be classified as operating leases under transition elections unless subsequently modified. These leases are reflected on the consolidated balance sheets as of December 31, 2024 and 2023, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022.
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statements of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held for use. For properties held for sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income (loss) because recording an impairment loss results in an immediate negative adjustment to earnings. For additional information, see Note 3 — Real Estate Investments, Net.
Reportable Segments
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) OMF and (ii) SHOP. For additional information see Note 15 — Segment Reporting.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and building improvements, 15 years for land improvements and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations and comprehensive loss. Prior to the adoption of ASU 2017-12 on January 1, 2019 if the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive loss to the extent that it is effective, with any ineffective portion of a derivative’s change in fair value immediately recognized in earnings. After the adoption of ASU 2017-12, if the derivative qualifies for hedge accounting, all of the change in value is recorded in other comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2024 and 2023, the Company had deposits of $21.7 million and $46.4 million, of which $11.9 million and $34.2 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
If the Company fails to continue to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal, state and local income taxes at regular corporate rates beginning with the year in which it fails to qualify and may be precluded from being able to elect to be treated as a REIT for the Company’s four subsequent taxable years. The Company had no REIT taxable income requiring distribution to its stockholders for each of the years ended December 31, 2024, 2023 and 2022. Accordingly, no provision for U.S. federal or state income taxes related to such REIT taxable income was recorded in the Company’s financial statements. Even if the Company continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.
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
As of December 31, 2024, the Company owned 44 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of December 31, 2024 consisted of deferred rent and net operating loss carryforwards. During the year ended December 31, 2023, the Company modified 26 intercompany leases with the TRS which reduced intercompany rent.
Because of the TRS’ historical operating losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $10.5 million and $8.1 million as of December 31, 2024 and 2023, respectively. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2024, the Company’s consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $40.5 million (of which $6.8 million were incurred prior to January 1, 2018). Carryforwards from losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2036. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date. As of December 31, 2024, the Company had a deferred tax asset of $10.5 million with a full valuation allowance.
The following table details the composition of the Company’s tax (expense) benefit for the years ended December 31, 2024, 2023 and 2022, which includes U.S. federal and state income taxes incurred by the Company’s TRS. The Company estimated its income tax (expense) benefit relating to its TRS using a combined federal and state rate of approximately 0.0% for the years ended December 31, 2024, 2023 and 2022. These income taxes are reflected in income tax (expense) benefit on the accompanying consolidated statements of operations and comprehensive loss.

	Year Ended December 31,
	2024		2023		2022
(In thousands)	Current	Deferred	Current	Deferred	Current	Deferred
Federal (expense) benefit	$—	$1,936	$—	$1,023	$—	$2,145
State (expense) benefit	(262)	461	(303)	142	(201)	604
Deferred tax asset valuation allowance	—	(2,397)	—	(1,165)	—	(2,749)
Total income tax benefit (expense)	$(262)	$—	$(303)	$—	$(201)	$—
As of December 31, 2024 and 2023, the Company had no material uncertain income tax positions. Generally, tax years prior to 2021 remain open to examination due to net operating losses carry forwards.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Per Share Data
Net loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares (retroactively adjusted for the stock dividends and the Reverse Stock Split) of common stock issued and outstanding during such period. Diluted net loss per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.
CARES Act Grants
On March 27, 2020, the CARES Act was signed into law and it provides funding to Medicare providers in order to provide financial relief during the COVID-19 pandemic. Funds provided under the program were to be used for the preparation, prevention and medical response to COVID-19, and were designated to reimburse providers for healthcare related expenses and lost revenues attributable to COVID-19. The Company did not receive any funds through the CARES Act during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company received $4.5 million in funding from CARES Act grants. For accounting purposes, the CARES Act funds are treated as a grant contribution from the government. The funding the Company received was recognized as a reduction of property operating and maintenance expenses in the Company’s consolidated statements of operations to offset the negative impacts of COVID-19.
Recent Accounting Pronouncements
Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. The ASU should be adopted retrospectively unless it is impracticable to do so. The Company adopted the annual requirements under ASU 2023-07 on January 1, 2024 and plans to adopt interim requirements under ASU 2023-07. The Company has included financial statement disclosures in accordance with ASU 2023-07 within Note 15 — Segment Reporting.
Not yet Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. The Company is evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities (PBEs) to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact these ASUs will have on its disclosures.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily OMFs and SHOPs, which expand and diversify its portfolio and revenue base. The Company owned 193 properties (including one land parcel) as of December 31, 2024. During the year ended December 31, 2024, the Company acquired four single-tenant OMFs for an aggregate contract purchase price of $12.6 million. All acquisitions in 2024, 2023 and 2022 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023
Real estate investments, at cost:
Land	$1,266	$3,373
Buildings, fixtures and improvements	9,302	27,069
Total tangible assets	10,568	30,442
Acquired intangibles:
In-place leases and other intangible assets (1)	2,388	5,057
Market lease and other intangible assets (1)	150	33
Market lease liabilities (1)	—	(271)
Total intangible assets and liabilities	2,538	4,819
Mortgage notes payable assumed, net	(7,500)	—
Cash paid for real estate investments, including acquisitions	$5,606	$35,261
Number of properties purchased	4	7
__________
(1)Weighted-average remaining amortization periods for in-place leases and above-market leases acquired were both 13.6 years as of December 31, 2024. Weighted-average remaining amortization periods for in-place leases, above-market and below market leases acquired were 8.7 years, 11.3 years and 9.3 years, respectively, as of December 31, 2023.
Significant Tenants
As of December 31, 2024, 2023 and 2022, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2024, 2023 and 2022:

	December 31,
State	2024	2023	2022
Florida	21.2%	19.9%	19.2%
Pennsylvania	11.6%	10.6%	*
Georgia	10.4%	*	*
__________
*    Not greater than 10%.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$260,534	$214,961	$45,573	$269,363	$210,172	$59,191
Market lease assets	14,446	12,819	1,627	14,465	12,548	1,917
Other intangible assets	9,467	1,293	8,174	9,467	1,325	8,142
Total acquired intangible assets	$284,447	$229,073	$55,374	$293,295	$224,045	$69,250
Intangible liabilities:
Market lease liabilities	$22,789	$16,664	$6,125	$23,520	$15,355	$8,165
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization of above-and below-market ground leases, for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Amortization of in-place leases and other intangible assets (1)	$12,258	$13,080	$15,076
Accretion of above-and below-market leases, net (2)	$(1,420)	$(1,050)	$(795)
Amortization of above-and below-market ground leases, net (3)	$176	$159	$159
__________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization and adjustments to revenue from tenants for the next five years:

(In thousands)	2025	2026	2027	2028	2029
In-place lease assets	$9,589	$8,100	$5,048	$3,730	$3,238
Other intangible assets	10	10	10	10	10
Total to be added to amortization expense	$9,599	$8,110	$5,058	$3,740	$3,248

Above-market lease assets	$(364)	$(330)	$(243)	$(205)	$(112)
Below-market lease liabilities	1,134	980	664	600	557
Total to be added to revenue from tenants	$770	$650	$421	$395	$445
Dispositions
Year Ended December 31, 2024
During the year ended December 31, 2024, the Company disposed of two SHOPs, 12 OMFs and one land parcel for an aggregate contract sales price of $118.1 million, which resulted in an aggregate gain on sale of $9.3 million. The Company had previously recorded $2.1 million of impairment charges on the one of the two SHOP properties in the year ended December 31, 2023.
Subsequent to the Year Ended December 31, 2024
Subsequent to December 31, 2024, the Company disposed of 11 OMFs for an aggregate contract sales price of $114.4 million and used a portion of the net proceeds to fully repay the outstanding balance on the Promissory Note (including any unpaid interest at the time of payment).
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company disposed of four SHOPs and one OMF for an aggregate contract sales price of $13.8 million, which resulted in an aggregate loss on sale of $0.3 million. The Company had previously recorded $15.1 million of impairment charges on two of the four disposed SHOP properties in the year ended December 31, 2022.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
There were no assets held for sale as of December 31, 2024 or 2023.
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
Property Damage and Insurance Recoveries
During the year ended December 31, 2024, one OMF property sustained fire damages estimated at $2.9 million, which the Company recovered through its property insurance policy.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Impairment Charges
The following table presents impairment charges by segment recorded during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
OMF Segment:
Illinois skilled nursing facilities (1) (6)	$—	$—	$10,644
Acuity Specialty Hospital Mesa (2)	8,829	—	—
Sassafras OMF (3) (6	—	—	1,844
Sun City OMF (4) (6)	2,409	2,554	—
Total OMF impairment charges	11,238	2,554	12,488

SHOP Segment:
Various held for use SHOPs (5) (6)	13,643	2,122	15,142
Total SHOP impairment charges	13,643	2,122	15,142

Total impairment charges	$24,881	$4,676	$27,630
(1)These seven properties were impaired after the Company received an offer by the tenant to purchase all seven properties, which caused the Company to reassess its expected holding period for these properties. As of December 31, 2024, these properties were disposed.
(2)This property was impaired to reduce its carrying value to its contractual sales price of $6.0 million as determined by a purchase and sale agreement executed in 2024. The property was subsequently disposed in January 2025.
(3)The Company began marketing this property for sale in the fourth quarter of 2022 and this property was disposed in the year ended December 31, 2023.
(4)This property has been actively marketed for sale since September 2021. As of December 31, 2024, this property was not disposed.
(5)For the year ended December 31, 2024, includes two properties actively marketed for sale and one additional property that was disposed in 2024. Of the two properties, one property was impaired in the year ended December 31, 2023 and one property was impaired in year ended December 31, 2022.
(6)The two remaining properties were impaired to reduce their carrying values to their estimated fair values, respectively, as determined by the Assets Held for Use approach described above.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of December 31, 2024 and 2023:

Portfolio	Encumbered Properties	Outstanding Loan Amount as of December 31,		Effective Interest Rate (1) as of December 31,		Interest Rate
		2024	2023	2024	2023			Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	6,471	6,647	3.98%	3.98%	Fixed		May 2047
Fox Ridge Chenal - Little Rock, AR	1	14,833	15,242	2.95%	2.95%	Fixed		May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,204	9,458	2.95%	2.95%	Fixed		May 2049
Capital One OMF Loan	40	363,957	378,500	3.58%	3.71%	Fixed	(2)	Dec. 2026
Multi-Property CMBS Loan	20	116,037	116,037	4.60%	4.60%	Fixed		May 2028
Shiloh - Illinois	—	—	12,745	4.34%	4.34%	Fixed		Jan. 2025
BMO CMBS	8	37,472	42,750	2.89%	2.89%	Fixed		Dec. 2031
Barclays OMF Loan	60	234,173	240,000	6.45%	6.45%	Fixed		June 2033
BMO CPC Mortgage	4	7,500	—	6.84%	—%	Fixed		March 2034
Gross mortgage notes payable	135	789,647	821,379	4.56%	4.58%
Deferred financing costs, net of accumulated amortization (3)		(9,304)	(11,111)
Mortgage premiums and discounts, net		(1,183)	(1,273)
Mortgage notes payable, net		$779,160	$808,995
__________
(1)Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2024 and 2023.
(2)Variable rate loan, based on daily SOFR, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of December 31, 2024 and 2023. In late December 2024, the Company proactively executed a minor amendment to the hedged notional to match the expected prospective loan balance of $364.0 million. This amendment became effective in January 2025.
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
As of December 31, 2024, the Company had pledged $1.3 billion in real estate investments, at cost, as collateral for its $789.6 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants including debt service coverage ratios. As of December 31, 2024, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities - Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.
Barclays OMF Loan
On May 24, 2023, the Company, through certain subsidiaries of the OP, entered into a non-recourse loan agreement (the “Barclays OMF Loan Agreement”), with (i) Barclays Capital Real Estate Inc., (ii) Société Générale Financial Corporation and (iii) KeyBank National Association (each individually, a “Lender,” and collectively, the “Lenders”), in the aggregate amount of $240.0 million (the “Barclays OMF Loan”). In connection with the Barclays OMF Loan Agreement, the OP entered into a guaranty agreement and an environmental indemnity agreement for the benefit of the Lenders.
The Barclays OMF Loan is secured by, among other things, first priority mortgages on the Company’s interests in 60 OMFs with an aggregate gross asset value of $406.3 million. The Barclays OMF Loan has a 10-year term and is interest-only at a fixed rate of 6.453% per year. Under the Barclays OMF Loan Agreement, the Company is required to make interest-only payments on a monthly basis with the principal balance due on the maturity date of June 6, 2033. The Barclays OMF Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Subject to certain conditions, the Company may prepay the Barclays OMF Loan in whole or in part at any time after one year from closing with a pre-payment premium equal to the Yield Maintenance Program (as defined in the Barclays OMF Loan Agreement) by providing the lenders thereunder with prior written notice of prepayment no less than thirty days before prepayment, subject to a pre-payment premium equal to the Yield Maintenance Premium (as defined in the Barclays OMF Loan Agreement). Following the earlier of May 24, 2026 and the date that is two years after the securitization of the Barclays OMF Loan, the Company may prepay the Barclays OMF Loan through defeasance, Notwithstanding the foregoing, the Barclays OMF Loan may be prepaid at par during the final six months of the term. The Company paid $7.8 million in deferred financing costs related to the Barclays OMF Loan, which is amortized into interest expense over the term of the loan.
At the closing of the Barclays OMF Loan, the Company applied $194.8 million of the Barclays OMF Loan proceeds to repay and terminate the Company’s then-existing credit facility (the “Prior Credit Facility”). The Company also terminated its interest rate swap contracts that formerly hedged interest rate changes under the Prior Credit Facility (see Note 7 — Derivatives and Hedging Activities for additional information). The remaining proceeds of approximately $39.0 million (after the payment of Barclays OMF Loan closing costs and reimbursement of deposits) were used for general corporate purposes, subject to the terms of the Barclays OMF Loan Agreement. Additionally, by terminating the Prior Credit Facility, the Company is no longer subject to certain restrictive covenants previously imposed by the Prior Credit Facility (see Note 5 — Credit Facilities for additional information).
BMO OMF Loan
On November 15, 2021, the Company entered into a $42.8 million loan agreement (the “BMO OMF Loan”) with Bank of Montreal (“BMO”).
The BMO OMF Loan requires monthly interest-only payments, with the principal balance due on the maturity date. The BMO OMF Loan permits BMO to securitize the entire BMO OMF Loan or any portion thereof.
At the closing of the BMO OMF Loan, the net proceeds after accrued interest and closing costs were used to (i) repay approximately $37.0 million of indebtedness under the Prior Credit Facility, under which nine of the properties were included as part of the borrowing base prior to the BMO OMF Loan, and (ii) fund approximately $2.5 million in deposits required to be made at closing into reserve accounts required under the loan agreement. The remaining $2.4 million net proceeds available to the Company were used for general corporate purposes and acquisitions.
BMO CPC Mortgage
On February 22, 2024, the Company entered into the BMO CPC Mortgage Loan in connection with a four-property acquisition also completed in the year ended December 31, 2024. The mortgage has a principal balance of $7.5 million, bears interest at an annual fixed rate of 6.84% and matures in February 2034 with no principal amounts due until that time.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 5 — Credit Facilities
The Company had the following credit facilities outstanding as of December 31, 2024 and 2023:

			Outstanding Facility Amount as of December 31,		Effective Interest Rate as of December 31,(6)
Credit Facility	Encumbered Properties (1)		2024	2023	2024		2023		Interest Rate		Maturity
			(In thousands)	(In thousands)
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$203,405	$206,944	7.19%		7.86%		Variable	(6)	Nov. 2026
KeyBank Facility	10	(3)	137,103	139,334	7.24%		7.91%		Variable	(6)	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$340,508	$346,278

Other Facilities:
OMF Warehouse Facility	7	(4)	21,708	14,748	7.55%		8.36%		Variable	(6)	Dec. 2026

Total Credit Facilities	28		$362,216	$361,026	7.23%	(5)	7.90%	(5)
_______
(1)Encumbered properties are as of December 31, 2024.
(2)Secured by first-priority mortgages on 11 of the Company’s SHOPs as of December 31, 2024 with an aggregate carrying value of $354.1 million.
(3)Secured by first-priority mortgages on 10 of the Company’s SHOPs as of December 31, 2024 with an aggregate carrying value of $264.9 million.
(4)Secured by first-priority mortgages on seven of the Company’s OMFs as of December 31, 2024 with an aggregate carrying value of $32.6 million.
(5)Calculated on a weighted average basis for all credit facilities outstanding as of December 31, 2024 and 2023, respectively.
(6)The effective rates above only include the impact of designated hedging instruments. The Company also has eight active non-designated interest rate cap agreements with an aggregate notional amount of $369.2 million which limits 30-day SOFR to 3.50%. The Company did not designate these derivatives as hedges and accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive loss (see discussion below and Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Capital One Fannie Mae Facility, KeyBank Fannie Mae Facility and OMF Warehouse Facility were 5.89%, 5.93% and 6.50%, respectively, as of December 31, 2024 and 5.89%, 5.95% and 6.50%, respectively, as of December 31, 2023
As of December 31, 2024, the carrying value of the Company’s real estate investments, at cost was $2.5 billion, with $1.3 billion of this amount pledged as collateral for mortgage notes payable, $619.0 million of this amount pledged to secure advances under the Fannie Mae Master Credit Facilities and $32.6 million of this amount pledged to secure advances under the OMF Warehouse Facility. All of the real estate assets pledged to secure debt or comprising the borrowing base of the relevant facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with such real estate assets is satisfied or the asset is removed from the borrowing base of the relevant facilities, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of December 31, 2024 was $533.1 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for mortgage loans, adding them to the borrowing base of the Fannie Mae Master Credit Facilities or OMF Warehouse Facility, or other future financings.
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
December 31, 2024
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
As of December 31, 2024, $340.5 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Until June 30, 2023, borrowings under the Fannie Mae Master Credit Facilities bore annual interest at a rate that varied on a monthly basis and was equal to the sum of the current LIBOR for one month U.S. dollar-denominated deposits and a spread (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). Effective July 1, 2023, the Fannie Mae Master Credit Facilities automatically transitioned to SOFR-based borrowings with monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of (2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively). The Fannie Mae Master Credit Facilities mature on November 1, 2026.
In the year ended December 31, 2023, the Company provided cash deposits totaling $11.8 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. The Company provided an additional deposit of $0.3 million during the year December 31, 2024, bringing the total deposits to $12.1 million as of December 31, 2024. These deposits are recorded as restricted cash on the Company’s consolidated balance sheet and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. This deposit will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
OMF Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One (the “OMF Warehouse Facility”) to provide up to $50.0 million of variable-rate financing.
As of December 31, 2024, $21.7 million was outstanding under the OMF Warehouse Facility. The Company may request future advances under the OMF Warehouse Facility by adding eligible OMFs to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the OMF Warehouse Facility bear interest at a monthly rate equal to the sum of the current SOFR for one-month denominated deposits and a spread of 3.0%. Interest payments are due monthly, with no principal payments due until maturity in December 2026.
Non-Designated Interest Rate Caps
As of December 31, 2024, the Company had eight SOFR-based interest rate cap agreements with an aggregate current effective notional amount of $369.2 million which caps SOFR at 3.50% with terms through January 2027. The Company does not apply hedge accounting to these agreements and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss. See Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements, which the Company periodically renews upon their expiration. During the year ended December 31, 2024, the Company paid total premiums of $1.5 million to renew one interest rate cap with an aggregate notional amount of $58.1 million which matured during the year ended December 31, 2024. The Company also paid a premium of $0.3 million for a new interest rate cap with a notional amount of $7.0 million which matures in January 2027.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to December 31, 2024 and thereafter, on all of the Company’s outstanding debt (mortgage notes payable and credit facilities):

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2025	$865	$5,769	$6,634
2026	364,850	356,447	721,297
2027	922	—	922
2028	116,989	—	116,989
2029	982	—	982
Thereafter	305,039	—	305,039
Total	$789,647	$362,216	$1,151,863
The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment), the repayment of the Promissory Note (which was repaid in full in January 2025) and distributions to holders of its Series A Preferred Stock and Series B Preferred Stock. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next twelve months. The Company expects to fund its future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by its operating activities, potential future advances under its Fannie Mae Master Credit Facilities and OMF Warehouse Facility, net cash provided by its property dispositions and potential new financings utilizing certain of its currently unencumbered properties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2024
Derivative assets, at fair value (non-designated)	$—	$2,554	$—	$2,554
Derivative assets, at fair value (designated)	—	16,652	—	16,652
Total	$—	$19,206	$—	$19,206

December 31, 2023
Derivative assets, at fair value (non-designated)	$—	$6,111	$—	$6,111
Derivative assets, at fair value (designated)		22,259		22,259
Total	$—	$28,370	$—	$28,370
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments Held-for-Use
The Company has impaired real estate investments held-for-use, which are carried at fair value on a non-recurring basis on the consolidated balance sheet as of December 31, 2024 and 2023.
As of December 31, 2024, the Company owned 20 held-for-use properties (16 OMFs and four SHOPs) for which the Company had reconsidered their expected holding periods, all of which are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and has previously recorded impairment charges on one property to reduce the carrying value to its estimated fair value.
As of December 31, 2023, the Company owned 12 held-for-use properties (eight OMFs, three SHOPs and one land parcel) for which the Company has reconsidered its expected holding periods, of which four properties (one OMF and two SHOPs and one land parcel) are being marketed for sale.
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
See Note 3 — Real Estate investments, Net - “Assets Held for Use and Related Impairments” for additional details.
Real Estate Investments Held-for-Sale
Real estate investments held-for-sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held-for-sale as of December 31, 2024 and 2023.
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
December 31, 2024
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		December 31, 2024		December 31, 2023
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$788,464	$747,542	$820,106	$787,665
Credit facilities	3	$362,216	$362,974	$361,026	$361,792
Total Debt	3	$1,150,680	$1,110,516	$1,181,132	$1,149,457
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023:

		December 31,
(In thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$16,652	$22,259
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$2,554	$6,111
Cash Flow Hedges of Interest Rate Risk
As of both December 31, 2024 and December 31, 2023, the Company had one derivative with a notional value of $378.5 million, designated as a cash flow hedge of interest rate risk. In late December 2024, the Company proactively executed a minor amendment to the hedged notional to match the expected prospective loan balance of 364.0 million. This amendment became effective in January 2025. The Company uses its interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments by the Company over the life of the agreement without exchange of the underlying notional amount. During the years ended December 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The remaining interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures December 2026.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	$8,716	$5,324	$50,098
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings as reductions to (increases in) interest expense	$15,540	$18,770	$(1,153)
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$69,447	$66,078	$51,740
2023 Swap Terminations
During the year ended December 31, 2023, the Company terminated two LIBOR-based interest rate swap agreements with an aggregate notional amount of $50.0 million and six SOFR-based interest rate swap agreements with an aggregate notional amount of $150.0 million. These borrowings were hedging a portion of the Company’s aggregate SOFR and LIBOR-based borrowings. The swaps were terminated in asset positions, and the Company received $1.9 million in cash from the LIBOR-based swap terminations, and $3.5 million in cash from the SOFR-based swap terminations. Because the Company continues to carry variable-rate borrowings in excess of the notional amounts of the terminated swaps, these amounts were included in AOCI and will be amortized into earnings as a reduction to interest expense from the termination dates of the swaps through March 2024 (the original term of the swap and the Prior Credit Facility). For the year ended December 31, 2023, the Company reclassified $4.2 million from AOCI as decreases to interest expense. The remaining $1.2 million associated with the 2023 terminated swaps in AOCI as of December 31, 2023 was reclassified into earnings as a decrease to interest expense through March 2024.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, from January 1, 2025 through December 31, 2025, the Company estimates that $9.0 million will be reclassified from other comprehensive income as a decrease to interest expense relating to the “pay-fixed” swaps designated as derivatives.
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives that were not designated as a hedges in qualifying hedging relationships as of as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	8	$369,218	7	$364,170
__________
(1)Notional amount represents the currently active interest cap contract and excludes one inactive cap agreements (included in the instrument count) with a notional amount of $52.6 million as of December 31, 2023, which took effect upon the expiration of a similar cap included above and effectively extended the term for the same notional amount.
(2)All of the Company’s interest rate cap agreements limit 30-day SOFR to 3.50% with terms through January 2027. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
These derivatives are used to manage the Company’s exposure to interest rate movements, but the Company has not elected to apply hedge accounting. As of December 31, 2024, the Company had entered into eight SOFR-based interest rate caps with a notional amount of $369.2 million which limit 30-day SOFR borrowings to 3.50% and have varying expiration dates through January 2027.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Beginning in the fourth quarter of 2022, both LIBOR and SOFR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Capital One Facility, KeyBank Facility and OMF Warehouse Facility. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to earnings and are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024, 2023 and 2022, (loss) gain on non-designated derivatives were a gain of $1.5 million (including cash received of 6.8 million), a loss of $2.0 million (including cash received of 5.6 million) and a gain of $3.8 million (including cash received of $0.3 million), respectively.
The Company paid premiums of $1.5 million to renew one interest rate cap with an aggregate notional amount of $58.1 million which matured during the year ended December 31, 2024, and the Company also paid $0.3 million for a new interest rate cap entered into during the year ended December 31, 2024 for a notional amount of $7.0 million. Three interest rate caps with a notional amount of $138.5 million mature in July 2025, which represents the next interest rate cap maturity. The Company is required to maintain an aggregate notional value of its interest rate caps equal to the aggregate principal value of its Fannie Mae Credit Facilities, and accordingly expects to renew this maturing cap which is actively hedging exposure to SOFR at a strike price of 3.50%. All of the Company’s LIBOR-based interest rate caps were transitioned to SOFR-based contracts effective July 1, 2023.
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2024 and 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024	$19,206	—	—	$19,206	—	—	$19,206
December 31, 2023	$28,370	—	—	$28,370	—	—	$28,370
Credit-Risk-Related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2024 there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of December 31, 2024 and 2023, the Company had 28,296,439 and 27,886,255 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and shares issued as stock dividends since October 2020 and through January 2024. Since October 2020, the Company has issued an aggregate of approximately 5.2 million shares (as adjusted to reflect the Reverse Stock Split) in respect to the stock dividends. Except for shares issued as dividends, no other additional shares of common stock were issued during the years ended December 31, 2024 or 2023. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income or loss have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends, and are noted as such throughout the accompanying financial statements and notes. In addition, on March 27, 2024, the Company published a new Estimated Per-Share NAV as of December 31, 2023, which was approved by the Board on March 27, 2024. See Note 1 — Organization for additional information.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the years ended December 31, 2024, 2023 and 2022, the Company did not issue any shares of common stock pursuant to the DRIP.
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
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding, as of December 31, 2024 and 2023.
In connection with an underwritten offering in October 2021, the Company classified and designated 3,680,000 shares of its authorized preferred stock on October 4, 2021 as authorized shares of its 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”).
As a result of an underwritten offering in October 2021, the Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2024 and 2023.
The Company also had 100,000 Series A Preferred Units outstanding as of December 31, 2024 and December 31, 2023, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Series A Preferred Stock
Terms
Holders of Series A Preferred Stock are entitled to cumulative dividends in the amount of $1.84375 per share each year, which is equivalent to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The Series A Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. The Series A Preferred Stock may be redeemed, in whole or in part, at the Company’s option, at any time and from time to time, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series A Preferred Stock (the “Series A Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series A Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series A Preferred Stock will have certain rights to convert Series A Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.375% of the $25.00 liquidation preference per share per annum (equivalent to $2.34375 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.375% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series A Preferred Stock into common stock have not been met as of December 31, 2024. Therefore, Series A Preferred Stock did not impact Company’s earnings per share calculations for the years ended December 31, 2024, 2023 and 2022.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Series B Preferred Stock
Series B Preferred Stock — Terms
Holders of Series B Preferred Stock are entitled to cumulative dividends in the amount of $1.78125 per share each year, which is equivalent to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The Series B Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed, converted or otherwise repurchased. On and after October 6, 2026, at any time and from time to time, the Series B Preferred Stock will be redeemable in whole or in part, at the Company’s option, at a cash redemption price of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. In addition, upon the occurrence of a Delisting Event or a Change of Control (each as defined in the articles supplementary governing the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”)), the Company may, subject to certain conditions, at its option, redeem the Series B Preferred Stock, in whole or in part, after the first date on which the Delisting Event occurred or within 120 days after the first date on which the Change of Control occurred, as applicable, by paying the liquidation preference of $25.00 per share, plus an amount equal to all dividends accrued and unpaid (whether or not authorized or declared), if any, to, but not including, the redemption date. Upon the occurrence of a Change of Control during a continuing Delisting Event, unless the Company has elected to exercise its redemption right, holders of the Series B Preferred Stock will have certain rights to convert Series B Preferred Stock into shares of Company’s common stock. In addition, upon the occurrence of a Delisting Event, the dividend rate will be increased on the day after the occurrence of the Delisting Event by 2.00% per annum to the rate of 9.125% of the $25.00 liquidation preference per share per annum (equivalent to $2.28125 per share each year) from and after the date of the Delisting Event. Following the cure of such Delisting Event, the dividend rate will revert to the rate of 7.125% of the $25.00 liquidation preference per share per annum. The necessary conditions to convert the Series B Preferred Stock into common stock have not been met as of December 31, 2024. Therefore, Series B Preferred Stock did not impact Company’s earnings per share calculations for the year ended December 31, 2024 and 2023.
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
December 31, 2024

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
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2024 and 2023, the Special Limited Partner owned 2,718 shares of the Company’s outstanding common stock. As of December 31, 2023, the Advisor held 90 partnership units in the OP designated as “Common OP Units”. In connection with the Internalization, immediately prior to Closing, the Advisor transferred the 90 Common OP Units to the Advisor Parent. As of December 31, 2024, the Advisor Parent held 90 Common OP Units.
Fees Incurred in Connection with the Operations of the Company
The Second Amended and Restated Advisory Agreement by and among the Company, the OP and the Advisor (as amended, the “Second A&R Advisory Agreement”) took effect on February 17, 2017.
On July 25, 2019, the Company entered into Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”), which was unanimously approved by the Company’s independent directors. Additional information on the Advisory Agreement Amendment is included later in this Note under “Professional Fees and Other Reimbursements.”
Immediately following the Closing of the Internalization, the Company and the Advisor (now a wholly owned subsidiary of the Company following the Internalization) terminated the Advisory Agreement by mutual agreement. Certain expenses have been incurred as a result of the Company’s decision to terminate the Advisory Agreement, which are discussed below in the section “Internalization — Termination Fees”. The following describes certain expenses and fees that the Company was obligated to pay under the Advisory Agreement prior to its termination in connection with the Internalization.
Acquisition Expense Reimbursements
The Advisor was reimbursed for services provided for which it incurred investment-related expenses, or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment. Additionally, the Company reimbursed the Advisor for third-party acquisition expenses. Under the Advisory Agreement, total acquisition expenses were not permitted to exceed 4.5% of the contract purchase price of the Company’s portfolio or 4.5% of the amount advanced for all loans or other investments. This threshold was not exceeded through September 27, 2024, the date the Advisory Agreement was terminated.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Unvested Class B Units would be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.
Subject to approval by the Board, the Class B Units were issued to the Advisor quarterly in arrears pursuant to the terms of the LPA. The number of Class B Units issued in any quarter was equal to: (i) the excess of (A) the product of (y) the cost of assets multiplied by (z) 0.1875% over (B) any amounts payable as an oversight fee (as described below) for such calendar quarter; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which was initially equal to $22.50 (the price in the Company’s initial public offering of common stock minus the selling commissions and dealer manager fees). The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of December 31, 2024, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Advisor received cash distributions on each issued Class B Unit equivalent to the cash distribution paid, if any on the Company’s common stock. These cash distributions on Class B Units will be included in general and administrative expenses in the consolidated statements of operations and comprehensive loss if the Performance Condition is considered probable to occur. The Board has previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units.
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
Effective February 17, 2017, the Advisory Agreement required the Company to pay the Advisor a base management fee, which is payable on the first business day of each month. The fixed portion of the base management fee was equal to $1.625 million per month, while the variable portion of the base management fee is equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity (including convertible equity and certain convertible debt but excluding proceeds from the DRIP) issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. There were no variable management fees earned from the issuance of common stock dividends. Upon termination of the Advisory Agreement, the Company is no longer obligated to pay the base management fee.
In addition, the Advisory Agreement required the Company to pay the Advisor a variable management/incentive fee quarterly in arrears equal to (1) the product of fully diluted shares common stock outstanding multiplied by (2) (x) 15.0% of the applicable prior quarter’s Core Earnings (as defined below) per share in excess of $0.375 per share plus (y) 10.0% of the applicable prior quarter’s Core Earnings per share in excess of $0.47 per share. No incentive fee was incurred for the year ended December 31, 2024 or 2023. Upon termination of the Advisory Agreement, the Company is no longer obligated to pay a variable management/incentive fee.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Professional Fees and Other Reimbursements
The Company reimbursed the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor received a separate fee. This reimbursement included reasonable overhead expenses for employees of the Advisor or its affiliates directly involved in the performance of services on behalf of the Company, including the reimbursement of rent expense at certain properties that are both occupied by employees of the Advisor or its affiliates and owned by affiliates of the Advisor. During the years ended December 31, 2024, 2023 and 2022, the Company incurred $10.6 million, $10.6 million and $8.8 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses are included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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
Promissory Note
In connection with the consideration payable to the Advisor Parent under the Internalization Agreement, the Company issued the Promissory Note in a principal amount of $30.3 million to the Advisor Parent on the Closing Date. The Promissory Note was a senior unsecured obligation of the Company and ranked equal in right of payment with all of the Company’s existing and future indebtedness. The Promissory Note bore interest per annum of Term SOFR (as defined in the Promissory Note) plus 1.25% until January 1, 2025 and Term SOFR plus 3.25% on and after January 1, 2025, with such interest payable monthly. The Promissory Note’s maturity date was June 28, 2025 and may be prepaid, in whole or in part, prior to the maturity date without any pre-payment penalties. The Promissory Note is included in accounts payable and accrued expenses on the balance sheet as of December 31, 2024. In January 2025, the Company repaid the Promissory Note in full including any unpaid interest at the time of payment.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Summary of fees, expenses and related payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Year Ended December 31,			Payable (Prepayments) as of
	2024	2023	2022	December 31,
(In thousands)	Incurred	Incurred	Incurred	2024	2023
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$20	$32	$23	$—	$—
Ongoing fees and reimbursements:
Asset management fees	16,374	21,831	21,831	—	—
Professional fees and other reimbursements (1)	10,589	10,595	8,820	—	198
Property management fees (2)	3,584	4,135	4,200	—	97
Termination fees (including the Promissory Note) (3)	106,650	—	—	30,267	—
Total related party operation fees and reimbursements	$137,217	$36,593	$34,874	$30,267	$295
__________
(1)Included in general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2024, includes amount related to the purchase of tail directors and officers liability insurance policy covering the former Advisor and the Company in connection with the Internalization.
(2)Inclusive of $0.8 million and $0.4 million of leasing commissions which are included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2024 and 2023.
(3)For the year ended December 31, 2024, includes the Closing Payments payable to the Advisor pursuant to the terms of the Internalization, including an internalization fee of $98.2 million, an asset management fee of $5.5 million and a property management fee of $2.9 million. See Note 1 — Organization — Internalization for additional information. Also reflects the Promissory Note issued to the Advisor Parent in connection with the Internalization which was paid in full in January 2025.
Internalization
For details regarding the terms of the Internalization, see Note 1 — Organization — Internalization.
Promotes Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Promote Incurred in Connection with a Listing
If the common stock of the Company is listed on a national securities exchange, the Special Limited Partner will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. No such distribution was incurred during the years ended December 31, 2024, 2023 and 2022. If the Special Limited Partner or any of its affiliates receives the subordinated incentive listing distribution the Special Limited Partner and its affiliates will no longer be entitled to receive the subordinated participation in net sales proceeds distribution described below.
Subordinated Participation in Net Sales Proceeds
Upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, the Special Limited Partner will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. No such participation in net sales proceeds became due and payable during the years ended December 31, 2024, 2023 and 2022. Any amount of net sales proceeds paid to the Special Limited Partner or any of its affiliates prior to the Company’s listing will reduce dollar for dollar the amount of the subordinated incentive listing distribution described above.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Promote in Connection with a Termination
Under the LPA, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner was entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors in the Company’s initial public offering of common stock. However, in accordance with the terms of the LPA, in connection with the Internalization and the Company’s termination of the Advisory Agreement, the Special Limited Partner deferred its right to receive a subordinated distribution upon termination until either a subsequent listing of its common shares on a national securities exchange or other liquidity event occurs.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table reflects the amount of restricted shares outstanding as of December 31, 2024 and activity for the period presented:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2021	39,857	$84.84
Stock dividend	2,078	59.44
Granted	—	—
Vested	(17,599)	94.68
Forfeitures	—	—
Unvested, December 31, 2022	24,336	75.56
Stock Dividend	1,293	57.08
Granted	—	—
Vested	(12,718)	81.58
Forfeitures	—	—
Unvested, December 31, 2023	12,911	67.78
Stock dividend	196	56.00
Granted	—	—
Vested	(13,107)	67.60
Forfeitures	—	—
Unvested, December 31, 2024	—	$—
As of December 31, 2024, the Company did not have any remaining unrecognized compensation cost related to unvested restricted share awards granted under the RSP. Compensation expense related to restricted shares was $0.6 million, $0.9 million and $1.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the years ended December 31, 2024, 2023 and 2022.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the periods presented:

(In thousands)	Unrealized Gains (Losses) on Designated Derivative
Balance, December 31, 2021	$(14,341)
Other comprehensive income, before reclassifications	50,098
Amount of gain reclassified from accumulated other comprehensive income	1,153
Balance, December 31, 2022	36,910
Other comprehensive income, before reclassifications	5,324
Amount of gain reclassified from accumulated other comprehensive income	(18,770)
Balance, December 31, 2023	23,464
Other comprehensive income, before reclassifications	8,716
Amount of gain reclassified from accumulated other comprehensive income	(15,540)
Balance, December 31, 2024	$16,640

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, previously designated hedges were terminated and the termination costs are being amortized over the term of the hedged item.
Note 13 — Non-Controlling Interests
Non-controlling interests on the Company’s consolidated balance sheet is comprised of the following:

	Balance as of December 31,
(In thousands)	2024	2023
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	2,212	3,156
Total Non-controlling Interests in the OP	4,790	5,734
Non-controlling interests in property owning subsidiaries	775	695
Total Non-controlling Interests	$5,565	$6,429
Net loss attributable to non-controlling interests on the Company’s consolidated statement of operations is comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income attributable to Series A Preferred Units held by third parties	$(184)	$(185)	$(184)
Loss attributable to Common OP Units held by third parties	837	317	341
Net loss attributable to non-controlling interests in the OP	653	132	157
Income attributable to non-controlling interests in property-owning subsidiaries	(86)	(50)	(22)
Net loss attributable to non-controlling interests	$567	$82	$135
Non-Controlling Interests in the OP
For preferred and common shares issued by the Company, the Company causes the OP to issue to the Company mirror securities with substantially equivalent economic rights in exchange for the contribution of the capital raised by such issuances. The securities held by the Company are eliminated in consolidation.
Series A Preferred Units
The Company is the sole general partner and holds substantially all of the Series A Preferred Units (except as discussed below). All common and preferred units in the OP held by the Company are eliminated in consolidation.
In September 2021, the Company partially funded the purchase of a OMF from an unaffiliated third party by causing the OP to issue 100,000 Series A Preferred Units to the unaffiliated third party, with a face value of $25.00 per unit, which were recorded at issuance at a then fair value of $2.6 million, or $25.78 per unit, to the unaffiliated third party.
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both the years ended December 31, 2024 and 2023, Series A Preferred Unit holders were paid distributions of $0.2 million.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. As of December 31, 2023, the Advisor held 90 partnership units in the OP designated as “Common OP Units”. In connection with the Internalization, immediately prior to Closing, the Advisor transferred the 90 Common OP Units to the Advisor Parent. As of December 31, 2024, the Advisor Parent held 90 Common OP Units.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
In November 2014, the Company partially funded the purchase of an OMF from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2024 and 2023, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of December 31, 2024 would be redeemable for 124,161 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024 and the Reverse Stock Split.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Distributions
Property Name		As of December 31,	As of December 31,	As of December 31,		Year Ended December 31,
(Dollar amounts in thousands)	Investment Date	2024	2024	2024	2023	2024	2023	2022
Plaza Del Rio Medical Office Campus Portfolio(1)	May 2015	$775	7.1%	$12,763	$12,687	$—	$—	$—
__________
(1)Of the six total properties in the Plaza Del Rio Medical Office Campus Portfolio, three properties were encumbered under the Capital One OMF Loan, two properties were pledged to the OMF Warehouse Facility and one property was encumbered under the Multi-Property CMBS Loan. See Note 4 — Mortgage Notes Payable and Note 5 — Credit Facilities for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2024, 2023 and 2022 and has been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (see Note 1 — Organization and Note 8 — Stockholder’s Equity for additional information):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to stockholders (in thousands)	$(203,495)	$(86,097)	$(93,285)
Basic and diluted weighted-average shares outstanding (1)	28,286,391	28,280,430	28,260,835
Basic and diluted net loss per share	$(7.19)	$(3.04)	$(3.30)
__________
(1)Weighted average number of shares of common stock outstanding for the periods presented. There were 28,296,439, 27,886,255 and 26,270,133 shares of common stock outstanding as of December 31, 2024, 2023 and 2022, respectively.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

	December 31,
	2024	2023	2022
Unvested restricted shares (1)	—	20,827	37,538
Common OP Units (2)	124,161	124,161	124,161
Class B Units (3)	109,865	109,865	109,865
Total weighted average antidilutive common share equivalents	234,026	254,853	271,564
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were zero , 12,911 and 24,336 unvested restricted shares outstanding as of December 31, 2024, 2023 and 2022, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 405,998 Common OP Units outstanding as of December 31, 2024, 2023 and 2022.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 359,250 Class B Units outstanding as of December 31, 2024, 2023 and 2022.
Note 15 — Segment Reporting
The Company has three operating segments: (i) outpatient medical facilities, (ii) senior housing operating properties and (iii) triple net leased healthcare facilities. These operating segments are aggregated into two reportable business segments: OMFs and SHOPs. The disclosures below for the years ended December 31, 2024, 2023 and 2022 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes.
The Company’s CODM is provided financial data on a periodic basis which includes net operating income (as defined below) for each of the reportable business segments. This serves as the profit or loss measure used by the CODM for performance assessment and resource allocation.
The Company’s CODM is its Chief Executive Officer. The Company, through its CODM, evaluates performance and makes resource allocations based on its two business segments. The OMF segment primarily consists of facilities leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses as well as seniors housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment using net operating income (NOI) which is defined as total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the consolidated financial statements in calculating consolidated income (loss) before income taxes. The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated income (loss) before income taxes.
NOI excludes certain components from consolidated income (loss) before income taxes in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs that define NOI differently.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table presents the operating financial information for the Company’s two business segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
OMFs(1):
Revenue from tenants	$137,317	$135,449	$131,444
Less: Property operating and maintenance	39,201	37,954	35,945
NOI	$98,116	$97,495	$95,499

SHOPs:
Revenue from tenants	$216,477	$210,476	$204,402
Less: Property Operating and maintenance:
Compensation related expenses(2)	110,389	109,281	109,198
Other property operating and maintenance (3)	71,558	70,557	68,301
NOI	$34,530	$30,638	$26,903
(1) The CODM uses NOI to evaluate performance of the OMF segment as a large portion of the property-level operating expenses is recovered from tenants.
(2) Includes costs incurred for salaries, benefits and other labor related costs.
(3) Includes costs incurred for supplies, management fees and overhead.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ revenue from tenants to consolidated revenue from tenants and the total reportable segments’ NOI to consolidated income (loss) before income taxes and consolidated net loss attributable to common stockholders is presented below:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue from tenants
OMFs	$137,317	$135,449	$131,444
SHOPs	216,477	210,476	204,402
Total consolidated revenue from tenants	$353,794	$345,925	$335,846

Loss before income tax and net loss attributable to common stockholders:
Net Operating Income:
OMFs	$98,116	$97,495	$95,499
SHOPs	34,530	30,638	26,903
Total NOI	132,646	128,133	122,402
Impairment charges	(24,881)	(4,676)	(27,630)
Operating fees to related parties	(19,203)	(25,527)	(25,353)
Termination fees to related parties	(106,650)	—	—
Acquisition and transaction related	(7,949)	(545)	(1,484)
General and administrative	(22,744)	(18,928)	(17,287)
Depreciation and amortization	(84,067)	(82,873)	(82,064)
Gain (loss) on sale of real estate investments	9,307	(322)	(125)
Interest expense	(69,447)	(66,078)	(51,740)
Interest and other income	1,051	734	27
Gain (loss) on non-designated derivatives	1,544	(1,995)	3,834
Gain on extinguishment of debt	392	—	—
Loss before income taxes	(190,001)	(72,077)	(79,420)
Income tax expense	(262)	(303)	(201)
Net loss	(190,263)	(72,380)	(79,621)
Net loss attributable to non-controlling interests	567	82	135
Allocation for preferred stock	(13,799)	(13,799)	(13,799)
Net loss attributable to common stockholders	$(203,495)	$(86,097)	$(93,285)

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table reconciles real estate investments, net by segment to consolidated total assets as of the periods presented:

	December 31,
(In thousands)	2024	2023
ASSETS
Investments in real estate, net:
OMFs	$1,004,741	$1,114,963
SHOPs	756,358	824,694
Total investments in real estate, net	1,761,099	1,939,657
Cash and cash equivalents	21,652	46,409
Restricted cash	52,443	44,907
Derivative assets, at fair value	19,206	28,370
Straight-line rent receivable, net	22,841	26,325
Operating lease right-of-use asset	7,480	7,713
Prepaid expenses and other assets	40,033	35,781
Deferred costs, net	21,269	15,997
Total assets	$1,946,023	$2,145,159
The following table reconciles capital expenditures by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
OMFs	$8,967	$10,467	$10,542
SHOPs	12,941	14,832	17,451
Total capital expenditures	$21,908	$25,299	$27,993
Note 16 — Commitments and Contingencies
As of December 31, 2024, the Company had seven operating and six direct financing lease agreements. The seven operating leases have durations, including assumed renewals, ranging from 17.9 years to 82.7 years, excluding an adjacent parking lot lease with a term of 1.7 years. The Company did not enter into any additional ground leases during the year ended December 31, 2024.
As of December 31, 2024, the Company had ROU assets and liabilities of $7.5 million and $8.1 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 32.3 years and a weighted-average discount rate of 7.36% as of December 31, 2024. For each of the years ended December 31, 2024, 2023 and 2022, the Company paid cash of $0.7 million, $0.7 million and $0.7 million for amounts included in the measurement of lease liabilities and recorded expense of $0.7 million, $0.8 million and $0.9 million, on a straight-line basis in accordance with the current accounting guidance. The ground operating lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2025	$653	$93
2026	649	95
2027	617	97
2028	618	100
2029	620	102
Thereafter	20,705	7,013
Total minimum lease payments	23,862	7,500
Less: amounts representing interest	(15,753)	(2,671)
Total present value of minimum lease payments	$8,109	$4,829
__________
(1)The Direct Finance Lease liability is included in Accounts Payable and accrued expenses on the balance sheet as of December 31, 2024. The Direct Financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except the following disclosures:
In January 2025, the Company disposed of 11 OMFs for an aggregate contract sales price of $114.4 million and used a portion of the net proceeds to fully repay the outstanding balance on the Promissory Note (including any unpaid interest at the time of payment) and $70.7 million of mortgages.

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
Adena Health Center - Jackson, OH	(7)	OH	Jun-13	$—	$242	$4,494	$—	$(25)	$4,711	$1,333
Ouachita Community Hospital - West Monroe, LA		LA	Jul-13	—	633	5,304	—	—	5,937	1,608
CareMeridian - Littleton, CO		CO	Aug-13	—	976	8,900	—	111	9,987	3,511
Oak Lawn Medical Center - Oak Lawn, IL		IL	Aug-13	5,610	835	7,217	—	743	8,795	2,203
Surgery Center of Temple - Temple, TX		TX	Aug-13	3,989	225	5,208	—	432	5,865	1,766
Greenville Health System - Greenville, SC		SC	Oct-13	3,045	720	3,045	—	713	4,478	1,021
Stockbridge Family Medical - Stockbridge, GA		GA	Feb-14	1,823	823	1,799	—	236	2,858	713
Arrowhead Medical Plaza II - Glendale, AZ		AZ	Feb-14	7,769	—	9,758	—	2,421	12,179	4,425
Village Center Parkway - Stockbridge, GA		GA	Feb-14	2,412	1,135	2,299	—	347	3,781	999
Creekside OMF - Douglasville, GA		GA	Apr-14	7,619	2,709	5,320	—	1,620	9,649	2,414
Bowie Gateway Medical Center - Bowie, MD		MD	May-14	9,262	983	10,321	—	426	11,730	3,118
Campus at Crooks & Auburn Building D - Rochester Mills, MI		MI	May-14	3,924	640	4,166	—	164	4,970	1,407
Berwyn Medical Center - Berwyn, IL		IL	May-14	—	1,305	7,559	—	239	9,103	2,136
Countryside Medical Arts - Safety Harbor, FL		FL	May-14	7,233	915	7,663	—	582	9,160	2,427
St. Andrews Medical Park - Venice, FL		FL	May-14	10,534	1,668	10,005	—	1,667	13,340	3,959
Campus at Crooks & Auburn Building C - Rochester Mills, MI		MI	Jun-14	3,711	609	3,893	—	198	4,700	1,349
Laguna Professional Center - Elk Grove, CA		CA	Jul-14	10,670	1,811	14,598	—	318	16,727	4,522
UC Davis OMF - Elk Grove, CA		CA	Jul-14	6,868	1,138	7,242	—	318	8,698	2,411
Estate at Hyde Park - Tampa, FL	(6)	FL	Jul-14	—	1,777	20,308	—	1,472	23,557	6,438
Addington Place of Clarkston - Clarkston, MI	(6)	MI	Aug-14	—	655	19,967	—	2,225	22,847	6,404
Sunnybrook of Burlington - Burlington, IA	(5)	IA	Aug-14	—	518	16,739	—	592	17,849	5,488
Sunnybrook of Carroll - Carroll, IA	(5)	IA	Aug-14	—	473	11,263	—	152	11,888	3,272
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(6)	IA	Aug-14	—	195	8,595	—	375	9,165	2,586
Prairie Hills at Clinton - Clinton, IA	(5)	IA	Aug-14	—	890	18,882	—	303	20,075	5,842
Prairie Hills at Des Moines - Des Moines, IA	(5)	IA	Aug-14	—	647	13,745	—	415	14,807	4,377
Sunnybrook of Fairfield - Fairfield, IA		IA	Aug-14	—	340	14,115	—	447	14,902	4,402
Prairie Hills at Independence - Independence, IA		IA	Aug-14	—	473	10,600	—	222	11,295	3,205
Sunnybrook of Mt. Pleasant - Mt. Pleasant, IA		IA	Aug-14	—	205	10,935	—	442	11,582	3,216
Sunnybrook of Muscatine - Muscatine, IA	(5)	IA	Aug-14	—	302	13,840	—	330	14,472	4,128
Prairie Hills at Tipton - Tipton, IA		IA	Aug-14	—	306	10,409	—	234	10,949	2,947
Liberty Court - Dixon, IL		IL	Aug-14	—	119	1,998	—	76	2,193	673
Addington Place of Lakeside Vista - Dixon, IL	(5)	MI	Aug-14	—	378	12,196	—	2,810	15,384	4,183
The Atrium - Rockford, IL		IL	Aug-14	—	164	1,746	—	117	2,027	507

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
Arrowhead Medical Plaza I - Glendale, AZ		AZ	Sep-14	5,268	—	6,447	—	1,811	8,258	2,701
Sunnybrook of Burlington - Land - Burlington, IA		IA	Sep-14	—	620	—	—	—	620	—
Community Health OMF - Harrisburg, PA		PA	Sep-14	4,875	—	6,170	—	4	6,174	1,635
Brady OMF - Harrisburg, PA		PA	Sep-14	17,758	—	22,485	—	4	22,489	5,815
Landis Memorial - Harrisburg, PA		PA	Sep-14	—	—	32,484	—	4	32,488	8,426
FOC II - Mechanicsburg, PA		PA	Sep-14	13,144	—	16,473	—	173	16,646	4,958
FOC Clinical - Mechanicsburg, PA		PA	Sep-14	15,507	—	19,634	—	4	19,638	5,736
FOC I - Mechanicsburg, PA		PA	Sep-14	7,302	—	8,923	—	324	9,247	2,940
Addington Place of Brunswick - Brunswick, GA		GA	Sep-14	—	1,509	14,402	—	735	16,646	4,597
Addington Place of Dublin - Dublin, GA		GA	Sep-14	—	403	9,281	—	313	9,997	3,022
Addington Place of Johns Creek - Johns Creek, GA	(6)	GA	Sep-14	—	997	11,943	—	982	13,922	3,930
Addington Place of Jupiter - Jupiter, FL	(5)	FL	Sep-14	—	3,741	49,534	—	1,673	54,948	14,786
Addington Place of Lee's Summit - Lee's Summit, MO	(6)	MO	Sep-14	—	2,734	25,008	—	662	28,404	7,554
Addington Place of Roswell - Roswell, GA		GA	Sep-14	—	1,000	8,611	(783)	(7,092)	1,736	—
Addington Place of College Harbour - St Petersburg, FL		FL	Sep-14	—	3,791	8,684	—	3,756	16,231	4,234
Addington Place of Stuart - Stuart, FL	(5)	FL	Sep-14	—	5,018	60,575	—	1,969	67,562	18,312
Addington Place of East Lake - Tarpon Springs, FL	(6)	FL	Sep-14	—	2,360	13,728	—	4,108	20,196	5,889
Addington Place of Titusville - Titusville, FL	(5)	FL	Sep-14	—	1,379	13,976	—	913	16,268	4,948
Gateway OMF - Clarksville, TN		TN	Oct-14	14,070	—	16,367	—	1,452	17,819	5,241
Dyer Building - Dyer, IN		IN	Oct-14	6,615	601	8,992	—	195	9,788	2,482
757 Building - Munster, IN		IN	Oct-14	5,885	645	7,885	—	123	8,653	2,108
761 Building - Munster, IN		IN	Oct-14	6,553	1,436	8,616	—	221	10,273	2,494
759 Building - Munster, IN		IN	Oct-14	7,929	1,101	8,899	—	42	10,042	2,445
Meadowbrook Senior Living - Agoura Hills, CA	(6)	CA	Nov-14	—	8,821	48,682	—	3,425	60,928	14,682
Mount Vernon Medical Office Building - Mount Vernon, WA		WA	Nov-14	14,652	—	18,519	—	37	18,556	5,065
Wellington at Hershey's Mill - West Chester, PA		PA	Dec-14	—	8,531	80,734	—	8,788	98,053	24,728
Eye Specialty Group Medical Building - Memphis, TN		TN	Dec-14	6,315	775	7,223	—	—	7,998	1,911
Addington Place of Alpharetta - Alpharetta, GA		GA	Dec-14	—	1,604	26,069	—	455	28,128	7,643
Addington Place of Prairie Village - Prairie Village, KS	(6)	KS	Dec-14	—	1,782	21,869	—	658	24,309	6,712
Bloom OMF - Harrisburg, PA		PA	Dec-14	12,985	—	15,928	—	517	16,445	4,471
Medical Sciences Pavilion - Harrisburg, PA		PA	Dec-14	17,616	—	22,309	—	—	22,309	5,698
Pinnacle Center - Southaven, MS		MS	Dec-14	8,045	1,378	6,547	—	2,264	10,189	2,589

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
Paradise Valley Medical Plaza - Phoenix, AZ		AZ	Dec-14	21,464	—	25,194	—	1,988	27,182	7,710
Victory Medical Center at Craig Ranch - McKinney, TX		TX	Dec-14	—	1,596	40,475	—	774	42,845	10,781
Acuity Specialty Hospital - Mesa, AZ		AZ	Jan-15	—	1,977	16,203	(1,226)	(11,551)	5,403	46
Acuity Specialty Hospital - Sun City, AZ		AZ	Jan-15	—	2,329	15,795	(1,758)	(12,866)	3,500	54
Addington Place of Shoal Creek - Kansas City, MO	(6)	MO	Feb-15	—	3,723	22,259	—	911	26,893	6,679
Aurora Healthcare Center - Green Bay, WI		WI	Mar-15	1,910	1,130	1,678	—	—	2,808	528
Aurora Healthcare Center - Greenville, WI		WI	Mar-15	828	259	958	—	—	1,217	319
Aurora Healthcare Center - Kiel, WI		WI	Mar-15	1,965	676	2,214	—	—	2,890	622
Aurora Healthcare Center - Plymouth, WI		WI	Mar-15	17,296	2,891	24,224	—	—	27,115	6,831
Aurora Healthcare Center - Waterford, WI		WI	Mar-15	4,789	590	6,452	—	—	7,042	1,755
Aurora Healthcare Center - Wautoma, WI		WI	Mar-15	4,295	1,955	4,361	—	—	6,316	1,236
Arbor View Assisted Living and Memory Care - Burlington, WI		WI	Mar-15	—	367	7,815	—	174	8,356	2,545
Advanced Orthopaedic Medical Center - Richmond, VA		VA	Apr-15	17,216	1,523	19,229	—	1,051	21,803	5,138
Palm Valley Medical Plaza - Goodyear, AZ		AZ	Apr-15	5,512	1,890	4,940	—	1,275	8,105	1,894
Physicians Plaza of Roane County - Harriman, TN		TN	Apr-15	6,397	1,746	7,842	—	440	10,028	2,281
Adventist Health Lacey Medical Plaza - Hanford, CA		CA	Apr-15	11,451	328	13,302	—	872	14,502	3,404
Medical Center I - Peoria, AZ		AZ	May-15	3,013	807	1,115	—	1,894	3,816	1,466
Medical Center II - Peoria, AZ	(7)	AZ	May-15	—	945	1,330	—	5,048	7,323	2,387
Commercial Center - Peoria, AZ		AZ	May-15	2,555	959	1,110	—	1,167	3,236	806
Medical Center III - Peoria, AZ		AZ	May-15	2,714	673	1,651	—	1,931	4,255	1,355
Morrow Medical Center - Morrow, GA		GA	Jun-15	4,775	1,155	5,674	—	656	7,485	1,750
Belmar Medical Building -Lakewood, CO		CO	Jun-15	3,738	819	4,287	—	754	5,860	1,516
Addington Place - Northville, MI	(6)	MI	Jun-15	—	440	14,975	—	1,327	16,742	4,444
Medical Center V - Peoria, AZ		AZ	Jul-15	3,768	1,089	3,200	—	1,252	5,541	1,394
Legacy Medical Village - Plano, TX		TX	Jul-15	29,377	3,755	31,097	—	2,352	37,204	8,742
Scripps Cedar Medical Center - Vista, CA		CA	Aug-15	14,151	1,213	14,596	—	2,112	17,921	4,132
Ramsey Woods Memory Care - Cudahy, WI		WI	Oct-15	—	930	4,990	—	182	6,102	1,446
East Coast Square West - Cedar Point, NC		NC	Oct-15	4,054	1,535	4,803	—	18	6,356	1,224
East Coast Square North - Morehead City, NC		NC	Oct-15	3,906	899	4,761	—	464	6,124	1,266
Eastside Cancer Institute - Greenville, SC		SC	Oct-15	6,065	1,498	6,637	—	784	8,919	1,947
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR		OR	Oct-15	—	433	2,623	—	—	3,056	650
Courtyard Fountains - Gresham, OR		OR	Dec-15	—	2,476	50,601	—	3,034	56,111	13,860
Presence Healing Arts Pavilion - New Lenox, IL		IL	Dec-15	4,532	—	6,768	—	337	7,105	1,775

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
Mainland Medical Arts Pavilion - Texas City, TX		TX	Dec-15	5,469	320	7,923	—	331	8,574	2,257
Renaissance on Peachtree - Atlanta, GA	(5)	GA	Dec-15	—	4,535	68,895	—	4,071	77,501	18,199
Fox Ridge Senior Living at Bryant - Bryant, AR		AR	Dec-15	6,471	1,687	12,936	(564)	(6,125)	7,934	598
Fox Ridge Senior Living at Chenal - Little Rock, AR		AR	Dec-15	14,833	6,896	20,579	—	762	28,237	6,198
Fox Ridge North Little Rock - North Little Rock, AR		AR	Dec-15	9,204	—	19,265	—	608	19,873	5,272
High Desert Medical Group Medical Office Building - Lancaster, CA		CA	Apr-17	6,863	1,459	9,300	—	—	10,759	2,348
Northside Hospital - Canton, GA		GA	Jul-17	7,789	3,408	8,191	—	611	12,210	1,754
West Michigan Surgery Center - Big Rapids, MI		MI	Aug-17	4,036	258	5,677	—	—	5,935	1,105
Camellia Walk Assisted Living and Memory Care - Evans, GA	(5)	GA	Sep-17	—	1,854	17,372	—	1,457	20,683	4,623
Cedarhurst of Collinsville - Collinsville, IL		IL	Dec-17	—	1,228	8,652	(993)	(7,278)	1,609	—
Beaumont Medical Center - Warren, MI		MI	Dec-17	7,224	1,078	9,525	—	20	10,623	1,859
DaVita Dialysis - Hudson, FL		FL	Dec-17	1,582	226	1,979	—	121	2,326	392
DaVita Bay Breeze Dialysis Center - Largo, FL		FL	Dec-17	1,083	399	896	—	297	1,592	241
Greenfield Medical Plaza - Gilbert, AZ		AZ	Dec-17	4,165	1,476	4,144	—	504	6,124	958
RAI Care Center - Clearwater, FL		FL	Dec-17	2,628	624	3,156	—	84	3,864	596
Illinois CancerCare - Galesburg, IL		IL	Dec-17	1,945	290	2,457	—	131	2,878	525
UnityPoint Clinic - Muscatine, IA	(7)	IA	Dec-17	—	570	4,541	—	37	5,148	912
Lee Memorial Health System Outpatient Center - Ft. Myers,		FL	Dec-17	3,764	439	4,374	—	722	5,535	1,071
Decatur Medical Office Building - Decatur, GA		GA	Dec-17	3,104	695	3,273	—	597	4,565	786
Madison Medical Plaza - Joliet, IL		IL	Dec-17	11,482	—	16,855	—	135	16,990	3,018
Woodlake Office Center - Woodbury, MN		MN	Dec-17	8,399	1,017	10,688	—	1,460	13,165	2,462
Rockwall Medical Plaza - Rockwall, TX		TX	Dec-17	4,140	1,097	4,582	—	409	6,088	1,067
MetroHealth Buckeye Health Center - Cleveland, OH		OH	Dec-17	3,408	389	4,367	—	255	5,011	963
UnityPoint Clinic - Moline, IL	(7)	IL	Dec-17	—	396	2,880	—	5	3,281	577
VA Outpatient Clinic - Galesberg, IL		IL	Dec-17	—	359	1,852	—	—	2,211	423
Philip Professional Center - Lawrenceville, GA		GA	Dec-17	6,595	1,285	6,714	—	353	8,352	1,474
Florida Medical Heartcare - Tampa, FL		FL	Mar-18	1,692	586	1,902	—	—	2,488	361
Florida Medical Somerset - Tampa, FL		FL	Mar-18	970	61	1,366	—	—	1,427	233
Florida Medical Tampa Palms - Tampa, FL		FL	Mar-18	1,049	141	1,402	—	—	1,543	245
Florida Medical Wesley Chapel - Tampa, FL		FL	Mar-18	1,681	485	1,987	—	—	2,472	394
Aurora Health Center - Milwaukee, WI		WI	Apr-18	3,660	1,014	4,041	—	361	5,416	882

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

				Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
Vascular Surgery Associates - Tallahassee, FL	FL	May-18	4,274	902	5,383	—	—	6,285	1,002
Glendale OMF - Farmington Hills, MI	MI	Aug-18	8,637	504	12,332	—	(135)	12,701	2,023
Crittenton Washington OMF - Washington Township, MI	MI	Sep-18	3,438	640	4,090	—	325	5,055	789
Crittenton Sterling Heights OMF - Sterling Heights, MI	MI	Sep-18	2,830	1,398	2,695	—	69	4,162	593
Advocate Aurora OMF - Elkhorn, WI	WI	Sep-18	7,606	181	9,452	—	—	9,633	1,621
Pulomnary & Critical Care Med	PA	Nov-18	3,495	621	3,805	—	—	4,426	673
Dignity Emerus Blue Diamond - Las Vegas, NV	NV	Nov-18	14,610	2,182	16,594	—	(274)	18,502	2,751
Dignity Emerus Craig Rd - North Las Vegas, NV	NV	Nov-18	20,851	3,807	22,803	—	(208)	26,402	3,815
Greenfield OMF - Greenfield, WI	WI	Jan-19	8,073	1,552	8,333	—	339	10,224	1,450
Milwaukee OMF - South Milwaukee, WI	WI	Jan-19	4,304	410	5,041	—	—	5,451	786
St. Francis WI OMF - St. Francis, WI	WI	Jan-19	9,849	865	11,355	—	251	12,471	1,856
Lancaster Medical Arts OMF - Lancaster, PA	PA	Jun-19	3,062	85	4,417	—	—	4,502	614
Women's Healthcare Group OMF - York, PA	PA	Jun-19	1,894	624	2,161	—	—	2,785	336
Pioneer Spine Sports - Northampton, MA	MA	Jul-19	1,559	435	1,858	—	—	2,293	310
Pioneer Spine Sport - Springfield, MA	MA	Jul-19	1,947	333	2,530	—	—	2,863	381
Pioneer Spine Sports - West Springfield, MA	MA	Jul-19	3,175	374	4,295	—	—	4,669	638
Cedarhurst of Edwardsville - Edwardsville, IL	IL	Jan-20	—	321	9,032	—	153	9,506	1,366
UMPC Sir Thomas Court - Harrisburg, PA	PA	Jan-20	4,772	745	6,272	—	—	7,017	840
UMPC Fisher Road - Mechanicsburg, PA	PA	Jan-20	3,122	747	3,844	—	—	4,591	561
Swedish American OMF - Roscoe, IL	IL	Jan-20	4,394	599	5,862	—	—	6,461	991
Cedarhurst of Sparta - Sparta, IL	IL	Jan-20	—	381	13,807	—	181	14,369	2,054
UMPC Chambers Hill - Harrisburg, PA	PA	Feb-20	3,221	498	4,238	—	—	4,736	554
Cedarhurst of Shiloh - Shiloh, IL	IL	Mar-20	—	376	28,299	—	195	28,870	3,784
Bayshore Naples Memory Care - Naples, FL	FL	Mar-20	—	3,231	17,112	—	1,314	21,657	2,401
Circleville OMF - Circleville, OH	OH	Dec-20	3,235	765	4,011	—	11	4,787	466
OrthoOne Hilliard - Hilliard, OH	OH	May-21	2,562	760	3,118	—	(110)	3,768	396
South Douglas OMF - Midwest City, OK	OK	Jun-21	3,054	628	3,863	—	—	4,491	450
Fort Wayne Opthomology Engle - Fort Wayne, IN	IN	Jun-21	4,488	516	6,124	—	—	6,640	607
Fort Wayne Opthomology Dupont - Fort Wayne, IN	IN	Jun-21	2,196	597	2,653	—	—	3,250	340
St. Peters Albany 2 Palisades - Albany, NY	NY	Jun-21	3,642	516	4,342	—	498	5,356	576
Hefner Pointe Medical Center - Oklahoma City, OK	OK	Jun-21	3,851	678	4,819	—	200	5,697	540

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

					Initial Costs		Subsequent to Acquisition
Property		State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
St. Peters Troy 2 New Hampshire - Troy, NY		NY	Jun-21	1,955	330	2,444	—	101	2,875	277
St Peters - Albany, NY - 4 Palisades		NY	Jul-21	2,122	542	2,416	—	163	3,121	288
St Peters - Albany, NY - 5 Palisades		NY	Jul-21	4,142	593	5,359	—	139	6,091	555
St Lukes Heart Vascular Center - East Stroudsburg		PA	Aug-21	2,507	363	3,224	—	99	3,686	300
Metropolitan Eye Lakeshore Surgery - St. Clair, MI		MI	Aug-21	3,288	203	4,632	—	—	4,835	410
Naidu Clinic - Odessa, TX		TX	Sep-21	2,142	730	2,409	—	11	3,150	235
Belpre V Cancer Center - Belpre, OH		OH	Sep-21	44,236	1,153	63,894	—	—	65,047	5,386
Center for Advanced Dermatology - Lakewood, CO		CO	Dec-21	1,988	1,034	1,874	—	15	2,923	172
Florida Medical Clinic - Tampa, FL		FL	Dec-21	1,651	1,104	1,137	—	186	2,427	148
Pensacola Nephrology OMF - Pensacola, FL		FL	Dec-21	4,656	1,579	5,121	—	146	6,846	414
Millennium Eye Care - Freehold, NJ		NJ	May-22	2,550	635	6,014	—	(2,900)	3,749	411
Bone and Joint Specialists - Merrillville, IN		IN	Jun-22	2,389	1,014	2,499	—	—	3,513	174
Atlanta Gastroenterology Associates - Lawrenceville, GA		GA	Jun-22	3,334	2,639	2,263	—	—	4,902	141
Eastern Carolina ENT - Greenville, NC		NC	Dec-22	4,414	663	5,828	—	—	6,491	319
Hope Orthopedics - Salem, OR		OR	Mar-23	11,651	1,331	15,802	—	—	17,133	762
St Peters - Albany, NY - 1444 Western Avenue		NY	Mar-23	2,986	754	3,639	—	(2)	4,391	186
OSF Healthcare OMF - Dwight, IL	(7)	IL	Sep-23	—	254	2,960	—	—	3,214	105
OSF Healthcare OMF - Godfrey, IL	(7)	IL	Sep-23	—	1,034	4,668	—	—	5,702	171
CPC - LaPorte, IN		IN	Feb-24	1,686	287	2,090	—	—	2,377	49
CPC - Valparaiso, IN		IN	Feb-24	2,286	460	2,763	—	—	3,223	65
CPC - Hobart, IN		IN	Feb-24	2,179	132	2,939	—	—	3,071	63
CPC - Merrillville, IN		IN	Feb-24	1,349	387	1,510	1	3	1,901	45
Fannie Mae Master Credit Facilities (5)(6)				340,508
OMF Warehouse Facility (7)				21,708

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)

				Initial Costs		Subsequent to Acquisition
Property	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements(8)	Gross Amount(1) (2)	Accumulated Depreciation(3) (4)
Total			$1,151,863	$195,405	$1,956,081	$(5,323)	$56,320	$2,202,483	$496,758
__________
(1)Acquired intangible lease assets allocated to individual properties in the amount of $284.4 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements as of December 31, 2024 is $1.9 billion.
(3)The accumulated depreciation column excludes $229.1 million of accumulated amortization associated with acquired intangible lease assets.
(4)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and building improvements and 15 years for fixtures and land improvements.
(5)These properties collateralize the Capital One Facility, which had $203.4 million of outstanding borrowings as of December 31, 2024.
(6)These properties collateralize the KeyBank Facility, which had $137.1 million of outstanding borrowings as of December 31, 2024.
(7)These properties collateralize the OMF Warehouse Facility, which had $21.7 million of outstanding borrowings as of December 31, 2024.
(8) Includes adjustments for properties that have been impaired as of December 31, 2024. See — Real Estate Investments, Net “Assets Held for Use and Related Impairments” for additional information.

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2024
(In thousands)
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022:

	December 31,
(In thousands)	2024	2023	2022
Real estate investments, at cost (1):
Balance at beginning of year	$2,328,339	$2,295,587	$2,345,708
Additions-acquisitions and capital expenditures	25,929	51,923	44,926
Disposals, impairments and reclasses (2)	(151,785)	(19,171)	(95,047)
Balance at end of the year	$2,202,483	$2,328,339	$2,295,587

Accumulated depreciation (1):
Balance at beginning of year	$458,010	$397,982	$328,095
Depreciation expense	63,851	64,445	63,143
Disposals, impairments and reclasses (2)	(25,103)	(4,417)	6,744
Balance at end of the year	$496,758	$458,010	$397,982
__________
(1)Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.
(2)Includes amounts relating to dispositions and impairment charges on assets for the years ended December 31, 2024, 2023 and 2022.