Form 10-Q
period 2025-03-31
National Healthcare Properties, Inc.
filed 2025-05-08
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2025, the registrant had 28,296,439 shares of common stock outstanding.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$182,662	$190,082
Buildings, fixtures and improvements	1,837,150	2,012,401
Acquired intangible assets	256,440	284,447
Construction in progress	9,558	7,867
Total real estate investments, at cost	2,285,810	2,494,797
Less: accumulated depreciation and amortization	(670,907)	(725,831)
Total real estate investments, net	1,614,903	1,768,966
Cash and cash equivalents	71,383	21,652
Restricted cash	55,025	52,443
Derivative assets, at fair value	13,281	19,206
Straight-line rent receivable, net	19,967	22,841
Operating lease right-of-use assets	6,879	7,480
Prepaid expenses and other assets	23,721	26,316
Accounts receivable, net	8,096	5,850
Deferred costs, net	18,630	21,269
Total assets	$1,831,885	$1,946,023

LIABILITIES AND EQUITY
Mortgage notes payable, net	$711,065	$779,160
Credit facilities	360,774	362,216
Market lease intangible liabilities, net	5,691	6,125
Accounts payable and accrued expenses (including $30,267 due to related parties as of December 31, 2024)	54,649	89,575
Operating lease liabilities	7,815	8,109
Deferred rent	8,275	7,217
Distributions payable	3,496	3,496
Total liabilities	1,151,765	1,255,898
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,977,144 issued and outstanding as of March 31, 2025 and December 31, 2024	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,630,000 issued and outstanding as of March 31, 2025 and December 31, 2024	36	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 28,296,439 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,132	1,132
Additional paid-in capital	2,533,737	2,533,706
Accumulated other comprehensive income	11,646	16,640
Distributions in excess of accumulated earnings	(1,872,012)	(1,866,994)
Total stockholders’ equity	674,579	684,560
Non-controlling interests	5,541	5,565
Total equity	680,120	690,125
Total liabilities and equity	$1,831,885	$1,946,023
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue from tenants	$86,443	$88,299

Operating expenses:
Property operating and maintenance	57,540	55,145
Impairment charges	11,899	260
Operating fees to related parties	—	6,366
Acquisition and transaction related	51	142
General and administrative	5,212	6,768
Depreciation and amortization	23,706	20,738
Total expenses	98,408	89,419
Operating loss before gain on sale of real estate investments	(11,965)	(1,120)
Gain on sale of real estate investments	24,989	—
Operating income (loss)	13,024	(1,120)
Other expense:
Interest expense	(14,529)	(16,383)
Interest and other (expense) income	(15)	72
(Loss) gain on non-designated derivatives	(1)	1,951
Total other expenses, net	(14,545)	(14,360)
Loss before income taxes	(1,521)	(15,480)
Income tax expense (benefit)	6	(70)
Net loss	(1,515)	(15,550)
Net loss attributable to non-controlling interests	(54)	—
Allocation for preferred stock	(3,450)	(3,450)
Net loss attributable to common stockholders	(5,019)	(19,000)

Other comprehensive loss:
Unrealized (loss) gain on designated derivatives	(4,994)	2,280
Comprehensive loss attributable to common stockholders	$(10,013)	$(16,720)

Weighted-average shares outstanding — Basic and Diluted(1)	28,296,439	28,287,140
Net loss per share attributable to common stockholders — Basic and Diluted(1)	$(0.18)	$(0.67)
____________
(1)Retroactively adjusted for the effects of previous stock dividends (see Note 1 — Organization).
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2024	3,977,144	40	3,630,000	$36	28,296,439	$1,132	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,615)	(1,615)	—	(1,615)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	—	—	—	(1,569)	(1,569)	54	(1,515)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(4,994)	—	(4,994)	—	(4,994)
Rebalancing of ownership percentage	—	—	—	—	—	—	31	—	—	31	(31)	—
Balance, March 31, 2025	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,737	$11,646	$(1,872,012)	$674,579	$5,541	$680,120

	Three Months Ended March 31, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	3,977,144	$40	3,630,000	$36	27,886,255	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583
Share-based compensation	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared in common stock, $0.42 per share	—	—	—	—	423,291	17	23,678	—	(23,695)	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(15,550)	(15,550)	—	(15,550)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	2,280	—	2,280	—	2,280
Rebalancing of ownership percentage	—	—	—	—	—	—	21	—	—	21	(21)	—
Balance, March 31, 2024	3,977,144	$40	3,630,000	$36	28,309,546	$1,132	$2,533,232	$25,744	$(1,682,499)	$877,685	$6,362	$884,046

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,515)	$(15,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,706	20,738
Amortization of deferred financing costs	836	743
(Accretion) amortization of terminated swap	—	(1,218)
Amortization of mortgage premiums and discounts, net	22	23
Amortization (accretion) of market lease and other intangibles, net	2,331	(460)
Bad debt expense	190	238
Equity-based compensation	—	230
Gain on sale of real estate investments	(24,989)	—
Cash received from non-designated derivative instruments	930	1,773
Gain (loss) on non-designated derivative instruments	1	(1,951)
Impairment charges	11,899	260
Deferred tax valuation allowance	601	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,023)	188
Prepaid expenses and other assets	461	(5,734)
Accounts receivable, net	2,245	2,829
Accounts payable, accrued expenses and other liabilities	(37,981)	(28)
Deferred rent	1,057	462
Net cash (used in) provided by operating activities	(21,229)	2,543
Cash flows from investing activities:
Property acquisitions	—	(5,606)
Capital expenditures	(5,669)	(5,160)
Investments in non-designated interest rate caps	—	(1,450)
Proceeds from sales of real estate investments	83,712	—
Net cash provided by (used in) investing activities	78,043	(12,216)
Cash flows from financing activities:
Payments on credit facilities	(1,442)	(1,442)
Proceeds from mortgage notes payable	—	(291)
Payments on mortgage notes payable	(210)	—
Proceeds from termination of derivative instruments	648	—
Distributions paid on Series A Preferred Stock	(1,834)	(1,834)
Distributions paid on Series B Preferred Stock	(1,616)	(1,616)
Distributions to non-controlling interest holders	(47)	(46)
Net cash used in financing activities	(4,501)	(5,229)
Net change in cash, cash equivalents and restricted cash	52,313	(14,902)
Cash, cash equivalents and restricted cash, beginning of period	74,095	91,316
Cash, cash equivalents and restricted cash, end of period	$126,408	$76,414

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents, end of period	$71,383	$28,670
Restricted cash, end of period	55,025	47,744
Cash, cash equivalents and restricted cash, end of period	$126,408	$76,414

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,741	$16,675
Cash paid for income and franchise taxes	184	275

Non-cash investing and financing activities:
Common stock issued through stock dividends	$—	$23,695
Mortgages issued with acquisition of real estate investments	$—	$7,500
Mortgage notes payable repaid with proceeds from real estate sales	$(68,394)	$—
Net change in accrued capital expenditures for the period	$—	$(632)

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1 — Organization
National Healthcare Properties, Inc. (including, as required by context, National Healthcare Properties Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company acquires, owns and manages a diversified portfolio of healthcare-related real estate, focused on outpatient medical facilities (“OMFs”) and senior housing operating properties (“SHOPs”).
As of March 31, 2025, the Company owned 181 properties (including one land parcel) located in 30 states and comprised of 7.6 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries, including taxable REIT subsidiaries (“TRSs”). Prior to the consummation of the Internalization (as defined below) on September 27, 2024, the Company’s former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), managed its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”); the Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”), and these related parties received compensation and fees for providing services to the Company. See the “Internalization” section in this Note for additional information.
As of March 31, 2025, the Company owned 44 SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor”. As of March 31, 2025, the Company had four eligible independent contractors operating 44 SHOPs.
The Company has two operating and reportable business segments: outpatient medical facilities (OMFs) and senior housing operating properties (SHOPs). All of the Company’s properties across both business segments are located throughout the United States. In its OMF operating segment, the Company owns, manages and leases single and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s OMFs. In its SHOP segment, the Company invests in seniors housing properties through the RIDEA structure.
From October 2020 through January 2024, the Company issued an aggregate of approximately 5.2 million shares of common stock as stock dividends (as adjusted to reflect the Reverse Stock Split (as defined below)). Dividends payable entirely in shares of common stock are treated in a fashion similar to a stock split for accounting purposes specifically related to per-share calculations for the current and prior periods. No other additional shares of common stock have been issued since October 2020. References made to weighted-average shares and per-share amounts in the accompanying consolidated statements of operations and comprehensive income have been retroactively adjusted to reflect the cumulative increase in shares outstanding resulting from the stock dividends since October 2020 and through January 2024, and are noted as such throughout the accompanying financial statements and notes. See Note 8 — Stockholders’ Equity for additional information on the stock dividends.
On March 26, 2025, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2024. The Estimated Per-Share NAV published on March 26, 2025 has not been adjusted since publication and will not be adjusted until the Company’s board of directors (the “Board”) determines a new Estimated Per-Share NAV. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock.
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
Consummation of the Internalization resulted in the internalization of the Company’s management through the merger of the Advisor with and into Merger Sub, with the Advisor being the surviving entity (under the name “Healthcare Trust Advisors, LLC”) and the termination of the Company’s prior arrangement for advisory management services provided by the Advisor. All assets, contracts and employees necessary for the Company to conduct its business were contributed by the Advisor Parent to the Advisor prior to the Closing Date, including all of the equity interests in the Property Manager, which became a wholly-owned subsidiary of the Company following the Internalization.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Pursuant to the Internalization Agreement, on the Closing Date, (i) the outstanding membership interests of the Advisor were converted into the right to receive from the Company an internalization fee of $98.2 million and (ii) the Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate base management fee that the Company would have been required to pay to the Advisor during the remaining three month notice period required to terminate the advisory agreement, and (y) a property management fee of $2.9 million, representing the aggregate management fees that the Company would have been required to pay to the Property Manager through the property management agreement, in each case subject to certain other adjustments (collectively, the “Closing Payments” in an aggregate amount of $106.6 million).
Pursuant to the Internalization Agreement, because the Closing Payments exceeded the Company’s Available Cash (as defined in the Internalization Agreement), the Company paid the Advisor Parent an aggregate cash consideration of $75.0 million (such cash amount, the “Closing Date Cash Consideration”), and the Company issued to the Advisor Parent an unsecured promissory note (the “Promissory Note”) in a principal amount of $30.3 million, equal to the difference between the Closing Date Cash Consideration and the Closing Payments, which Promissory Note was repaid in full in January 2025.
Reverse Stock Split
On September 26, 2024, following approval by the Board and in accordance with Maryland General Corporate Law, the Company filed Articles of Amendment to the Company’s articles of amendment and restatement (as amended to date, the “Charter”) with the State Department of Assessments and Taxation of Maryland (“SDAT”) to effect a reverse stock split of the Company’s common stock at a ratio of one-for-four, which became effective on September 30, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the par value of the common stock adjusted to $0.04 per share. The number of authorized shares of common stock under the Charter remains unchanged.
All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.
Name Change and Common Stock Par Value Adjustment
On September 26, 2024, following approval by the Board, the Company filed another Articles of Amendment to the Company’s Charter with the SDAT to (i) change the Company’s name to “National Healthcare Properties, Inc.” from “Healthcare Trust, Inc.” and (ii) adjust the par value of the Company’s common stock back to $0.01 per share following the Reverse Stock Split, both of which became effective on September 30, 2024. In connection with its name change, the Company, as the general partner of the OP, caused the name of the OP to be changed to “National Healthcare Properties Operating Partnership, L.P.” from “Healthcare Trust Operating Partnership, L.P.”
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its OMF segment. As of March 31, 2025, these leases had a weighted average remaining lease term of 5.8 years. Rent from tenants in the Company’s OMF segment is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in the Company’s OMF segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of March 31, 2025. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2025 (remainder)	$70,172
2026	90,880
2027	82,656
2028	71,529
2029	62,938
Thereafter	310,656
Total	$688,831

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The Company recorded reductions in revenue of $0.2 million for uncollectable amounts during both the three months ended March 31, 2025 and 2024.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three months ended March 31, 2025 and 2024. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There were no real estate investments held for sale as of March 31, 2025 or December 31, 2024.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. During the three months ended March 31, 2024, the Company acquired four properties. During the three months ended March 31, 2025, the Company did not acquire any properties. All acquisitions during the three months ended March 31, 2024 were asset acquisitions.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the three months ended March 31, 2025 or 2024.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Reportable Segments
The Company’s reportable segments, based on how it evaluates its business and allocates resources, are as follows: (i) OMFs and (ii) SHOPs. For additional information, see Note 15 — Segment Reporting.
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
March 31, 2025
(Unaudited)
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
As of March 31, 2025, the Company owned 44 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of March 31, 2025 and December 31, 2024 consisted of deferred rent and net operating loss carryforwards.
Because of the TRS’s historical operating losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $11.1 million as of March 31, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2024, the Company had a deferred tax asset of $10.5 million with a full valuation allowance.
Recently Issued Accounting Pronouncements
Adopted:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the Company’s CODM, and an explanation of how the Company’s CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. The ASU should be adopted retrospectively unless it is impracticable to do so. The Company has adopted both the annual and interim requirements under ASU 2023-07. The Company has included financial statement disclosures in accordance with ASU 2023-07 within Note 15 — Segment Reporting in this report.
Not yet adopted:
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities (PBEs) to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the adoption of these ASUs on its consolidated financial statements.
Reclassifications
To conform to the current year presentation, amounts related to “construction in progress” and “accounts receivable, net” for the comparative periods have been reclassified from “prepaid expenses and other assets” and presented separately on the Company’s consolidated balance sheets.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily OMFs and SHOPs, which expand and diversify its portfolio and revenue base. The Company owned 181 properties (including one land parcel) as of March 31, 2025. No properties were acquired during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company acquired four properties. All acquisitions in the three months ended March 31, 2024 were considered asset acquisitions for accounting purposes.
The following table presents the allocation of real estate assets acquired and liabilities assumed as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Real estate investments, at cost:
Land	$—	$1,266
Buildings, fixtures and improvements	—	9,302
Total tangible assets	—	10,568
Acquired intangibles:
In-place leases and other intangible assets	—	2,388
Market lease and other intangible assets	—	150
Market lease liabilities	—	—
Total intangible assets and liabilities	—	2,538
Mortgage notes payable, net	—	(7,500)
Cash paid for real estate investments, including acquisitions	$—	$5,606
Number of properties purchased	—	4

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Significant Concentrations
As of March 31, 2025 and 2024, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of March 31, 2025 and 2024:

	March 31,
State	2025	2024
Florida	22.1%	20.0%
Georgia	11.1%	*
Pennsylvania	10.7%	10.5%
*    Not greater than 10%.
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Amortization of in-place leases and other intangible assets (1)	$2,515	$3,084
Accretion of above- and below-market leases, net (2)	$(39)	$(500)
Amortization of above- and below-market ground leases, net (3)	$2,378	$40
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2025 (remainder)	2026	2027	2028	2029
In-place lease assets	$6,595	$7,648	$5,133	$3,824	$3,379
Other intangible assets	8	10	10	10	10
Total to be added to amortization expense	$6,603	$7,658	$5,143	$3,834	$3,389

Above-market lease assets	$(222)	$(264)	$(177)	$(139)	$(74)
Below-market lease liabilities	787	928	653	589	548
Total to be added to revenue from tenants	$565	$664	$476	$450	$474
Dispositions
Three Months Ended March 31, 2025
The Company disposed of 12 held-for-use OMFs during the three months ended March 31, 2025 for an aggregate contract sales price of $168.4 million. These dispositions resulted in an aggregate gain on sale of $25.0 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. The 12 held-for-use OMFs were previously impaired by $8.8 million in the year ended December 31, 2024.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Three Months Ended March 31, 2024
During the three months ended March 31, 2024, the Company did not dispose of any properties.
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
There were no assets held for sale as of March 31, 2025 and December 31, 2024.
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
Impairment Charges
The following table presents impairment charges by segment recorded during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
OMF	747	—
SHOP	11,152	260
Total impairment charges(1)	$11,899	$260
(1)Amounts presented for the three months ended March 31, 2025 primarily relate to two held-for-use SHOPs and one held-for-use OMF. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold in April 2025 or expected to be sold.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of March 31, 2025 and December 31, 2024:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Interest Rate	Maturity
		(In thousands)	(In thousands)
Fox Ridge Bryant - Bryant, AR	1	$6,426	$6,471	3.98%	3.98%	Fixed	May 2047
Fox Ridge Chenal - Little Rock, AR	1	14,729	14,833	2.95%	2.95%	Fixed	May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,139	9,204	2.95%	2.95%	Fixed	May 2049
Capital One OMF Loan (2)(4)	38	330,248	363,957	3.71%	3.58%	Fixed	Dec. 2026
Multi-Property CMBS Loan(4)	17	96,026	116,037	4.60%	4.60%	Fixed	May 2028
BMO CMBS Loan	8	37,472	37,472	2.89%	2.89%	Fixed	Dec. 2031
Barclays OMF Loan	56	219,500	234,173	6.45%	6.45%	Fixed	June 2033
BMO CPC Mortgage	4	7,500	7,500	6.84%	6.84%	Fixed	March 2034
Gross mortgage notes payable	126	721,040	789,647	4.63%	4.56%
Deferred financing costs, net of accumulated amortization (3)		(8,812)	(9,304)
Mortgage premiums and discounts, net		(1,163)	(1,183)
Mortgage notes payable, net		$711,065	$779,160
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2025 and December 31, 2024.
(2)Variable rate loan, based on daily SOFR (as defined below) as of March 31, 2025 and December 31, 2024, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $330.2 million and $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of March 31, 2025 and December 31, 2024, respectively. In December 2024, the Company proactively executed an amendment to the hedged notional amount to match the expected prospective loan balance of $364.0 million. This amendment became effective in January 2025.
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
(4)2025 amounts include debt paydowns related to dispositions of $33.7 million on the Capital One OMF Loan, $20.0 million on the Multi-Property CMBS Loan and $14.7 million on the Barclays OMF Loan.
As of March 31, 2025, the Company had pledged $1.2 billion in total real estate investments, at cost, as collateral for its $721.0 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Barclays OMF Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of March 31, 2025, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities -Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of March 31, 2025 and December 31, 2024:

			Outstanding Facility Amount as of		Effective Interest Rate (4) (5)
Credit Facilities	Encumbered Properties (1)		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Interest Rate	Maturity
			(In thousands)	(In thousands)
Fannie Mae Master Credit Facilities:
Capital One Facility	11	(2)	$202,520	$203,405	6.88%	7.19%	Variable	Nov. 2026
KeyBank Facility	10	(3)	136,546	137,103	6.93%	7.24%	Variable	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$339,066	$340,508

OMF Warehouse Facility	7	(6)	21,708	21,708	7.32%	7.55%	Variable	Dec. 2026

Total Credit Facilities	28		$360,774	$362,216	6.93%	7.23%
________
(1)Encumbered properties are as of March 31, 2025.
(2)Secured by first-priority mortgages on 11 of the Company’s seniors housing properties as of March 31, 2025 with an aggregate carrying value, at cost of $356.3 million.
(3)Secured by first-priority mortgages on ten of the Company’s seniors housing properties as of March 31, 2025 with an aggregate carrying value, at cost of $265.6 million.
(4)Calculated on a weighted average basis for all credit facilities outstanding as of March 31, 2025 and December 31, 2024, respectively.
(5)The Company has eight active non-designated interest rate cap agreements with an aggregate notional amount of $369.2 million which limited one-month SOFR to 3.50%. The Company did not designate these derivatives as hedges and, accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments on the consolidated statements of operations and comprehensive loss (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Capital One Fannie Mae Facility, KeyBank Fannie Mae Facility and OMF Warehouse Facility were 5.89%, 5.94% and 6.50%, respectively, as of March 31, 2025 and 5.89%, 5.93% and 6.50%, respectively, as of December 31, 2024.
(6)Secured by seven OMF properties as of March 31, 2025 with an aggregate carrying value, at cost of $33.2 million. The Company repaid in full and terminated the OMF Warehouse Facility in April 2025.
As of March 31, 2025, the Company had pledged $655.1 million in total real estate investments, at cost as collateral under its credit facilities. All of the real estate assets pledged to secure borrowings under the Company’s credit facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of March 31, 2025 were $427.0 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the credit facilities or other future financings.
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
As of March 31, 2025, $339.1 million was outstanding under the Fannie Mae Master Credit Facilities. The Company may request future advances under the Fannie Mae Master Credit Facilities by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the Fannie Mae Master Credit Facilities bore monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of 2.41% and 2.46% for the Capital One Facility and the KeyBank Facility, respectively. The Fannie Mae Master Credit Facilities mature on November 1, 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Through March 31, 2025, the Company had provided cash deposits totaling $12.1 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. These deposits are recorded as restricted cash on the Company’s consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. These deposits will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
OMF Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing. As of March 31, 2025, $21.7 million was outstanding under the facility. In April 2025, the Company repaid in full and terminated the facility.
Non-Designated Interest Rate Caps
As of March 31, 2025 the Company had eight non-designated interest rate cap agreements with an aggregate current effective notional amount of $369.2 million which caps SOFR at 3.50% with terms through January 2027. The Company does not apply hedge accounting to these non-designated interest cap agreements, and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of comprehensive loss. See Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration.
In April 2025, the Company terminated two interest rate caps with a notional of $21.7 million related to the OMF Warehouse Facility upon the facility’s full repayment.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2025 and thereafter, on all of the Company’s outstanding mortgage notes payable and credit facilities:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2025 (remainder)	$651	$4,327	$4,978
2026	331,141	356,447	687,588
2027	922	—	922
2028	96,976	—	96,976
2029	982	—	982
Thereafter	290,368	—	290,368
Total	$721,040	$360,774	$1,081,814
The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of its Series A Preferred Stock and Series B Preferred Stock. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next twelve months. The Company expects to fund its future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by its operating activities, potential future advances under its Fannie Mae Master Credit Facilities, net cash provided by its property dispositions and potential new financings utilizing certain of its currently unencumbered properties.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2025
Derivative assets, at fair value (non-designated)	$—	$1,623	$—	$1,623
Derivative assets, at fair value (designated)	—	11,658	—	11,658
Total	$—	$13,281	$—	$13,281

December 31, 2024
Derivative assets, at fair value (non-designated)	$—	$2,554	$—	$2,554
Derivative assets, at fair value (designated)	—	16,652	—	16,652
Total	$—	$19,206	$—	$19,206
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company has impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company owned seven held-for-use properties (three OMFs and four SHOPs) for which the Company had reconsidered their expected holding periods, all of which are being marketed for sale. As a result, the Company evaluated the impact on its ability to recover the carrying values of the respective properties and has recorded impairment charges on three properties to reduce the carrying value to its contractual sales price as determined by purchase and sale agreements.
See Note 3 — Real Estate Investments, Net - Assets Held for Use and Impairment Charges for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of March 31, 2025 and December 31, 2024.
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
March 31, 2025
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		March 31, 2025		December 31, 2024
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$719,877	$691,899	$788,464	$747,542
Credit facilities	3	360,774	361,471	362,216	362,974
Total debt		$1,080,651	$1,053,370	$1,150,680	$1,110,516
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(In thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$11,658	$16,652
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$1,623	$2,554
Cash Flow Hedges of Interest Rate Risk
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
As of March 31, 2025 and December 31, 2024, the Company had one derivative with a notional value of $330.2 million and $378.5 million, respectively, designated as a cash flow hedges of interest rate risk. In December 2024, the Company proactively executed an amendment to the hedged notional amount to match the expected prospective loan balance of $364.0 million. The Company uses its interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments by the Company over the life of the agreement without exchange of the underlying notional amount. During the three months ended March 31, 2025 and the year ended December 31, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The remaining interest rate “pay-fixed” swap has a base interest rate of 1.61% and matures December 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
During the three months ended March 31, 2025, the Company received $1.5 million in connection with the partial unwind of a derivative. In conjunction with the partial unwind, the Company accelerated the reclassification of gains of $1.5 million from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. This gain was recorded as a reduction in interest expense on its consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives	$(1,200)	$7,047
Amount of gain reclassified from accumulated other comprehensive income into income as interest expense	$3,794	$4,767
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(14,529)	$(16,383)
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from April 1, 2025 through March 31, 2026, the Company estimates that $7.5 million will be reclassified from AOCI as a decrease to interest expense or other comprehensive income relating to the “pay-fixed” swaps designated as derivatives.
Non-Designated Derivatives
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	8	$369,218	8	$369,218
__________
(1)Notional amount represents the currently active interest rate cap contracts.
(2)All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through January 2027. The actual one-month SOFR rates during the three months ended March 31, 2025 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting.
Five interest rate caps with an aggregate notional amount of $289.4 million mature in 2025, which represents the next interest rate cap maturity.
Beginning in the year ended December 31, 2022, SOFR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Capital One Facility, KeyBank Facility and OMF Warehouse Facility. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
The loss on non-designated derivatives was nominal for the three months ended March 31, 2025. The gain on non-designated derivatives was $2.0 million for the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, the Company received aggregate payments of $0.9 million and $1.8 million, respectively, related to its effective interest rate caps as SOFR exceeded the effective rates of the capped debt.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025	$13,281	$—	$—	$13,281	$—	$—	$13,281
December 31, 2024	$19,206	$—	$—	$19,206	$—	$—	$19,206
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2025, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of both March 31, 2025 and December 31, 2024, the Company had 28,296,439 shares of common stock outstanding, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases and shares issued as stock dividends from October 2020 and through January 2024. From October 2020 and through January 2024, the Company issued an aggregate of 5.2 million shares (as adjusted to reflect the Reverse Stock Split) in respect to the stock dividends. Except for shares issued as dividends, no other additional shares of common stock were issued during the three months ended March 31, 2025 or the year ended December 31, 2024. References made to weighted-average shares and per-share amounts in the consolidated statements of operations and comprehensive income or loss have been retroactively adjusted to reflect the cumulative increase in shares outstanding due to the stock dividends and are noted as such throughout the accompanying financial statements and notes. In addition, on March 26, 2025, the Company published a new Estimated Per-Share NAV as of December 31, 2024, which was approved by the Board on March 26, 2025. See Note 1 — Organization for additional information.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not issue any shares of common stock pursuant to the DRIP.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
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
The Company had 3,977,144 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.
The Company had 3,630,000 shares of Series B Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.
The Company also had 100,000 Series A Preferred Units outstanding as of March 31, 2025 and December 31, 2024, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Distributions and Dividends
Common Stock
From March 1, 2018 until June 30, 2020, the Company paid monthly distributions to stockholders at a rate equivalent to $3.40 (as adjusted to reflect the Reverse Stock Split) per annum per share of common stock.
On August 13, 2020, the Board changed the Company’s common stock distribution policy to preserve the Company’s liquidity and maintain additional financial flexibility. Under the policy, distributions authorized by the Board on the Company’s shares of common stock were issued on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s Estimated Per Share NAV of common stock in effect on the applicable date. The Company has not declared a quarterly stock dividend since January 2024, and does not intend to declare any further stock dividends in the future.
Note 9 — Related Party Transactions and Arrangements
Fees Incurred in Connection with the Operations of the Company Prior to the Internalization
Prior to September 2024, the former Advisor managed the Company’s day-to-day business and received compensation and fees for providing services to the Company pursuant to the Second Amended and Restated Advisory Agreement by and among the Company, the OP and the Advisor (as amended, the “Advisory Agreement”) that took effect in February 2017.
Immediately following the Internalization, the Company and the Advisor (now a wholly owned subsidiary of the Company following the Internalization) terminated the Advisory Agreement by mutual agreement. The following describes certain expenses and fees that the Company was obligated to pay under the Advisory Agreement prior to its termination.
Acquisition Expense Reimbursements
The Advisor was reimbursed for services provided for which it incurred investment-related expenses or insourced expenses. The amount reimbursed for insourced expenses was not permitted to exceed 0.5% of the contract purchase price of each acquired property or 0.5% of the amount advanced for a loan or other investment.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The Board previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of March 31, 2025, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however, none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units. In connection with the Internalization, immediately prior to Closing, the Advisor transferred 359,250 Class B Units to the Advisor Parent.
The Advisory Agreement also required the Company to pay the Advisor a base management fee, which was payable on the first business day of each month. The fixed portion of the base management fee was equal to $1.625 million per month, while the variable portion of the base management fee was equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. In addition, the Advisory Agreement required the Company to pay the Advisor certain variable management/incentive fee quarterly in arrears. No incentive fee was incurred for the three months ended March 31, 2024. Upon termination of the Advisory Agreement, the Company is no longer obligated to pay the base management fee or the variable management/incentive fee.
In connection with the Internalization, on the Closing Date, the Advisor Parent received an asset management fee of $10.9 million, representing the aggregate base management fee that the Company would have been required to pay to the Advisor during the six month notice period required to terminate the Advisory Agreement, inclusive of $5.5 million of base management fees that the Company would have been required to pay to the Advisor during the remaining three month notice period following the Closing Date.
Professional Fees and Other Reimbursements
Prior to the termination of the Advisory Agreement, the Company reimbursed the Advisor’s costs of providing administrative services including personnel costs, except for costs to the extent that the employees perform services for which the Advisor received a separate fee. During the three months ended March 31, 2024, the Company incurred $2.5 million of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses were included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
Property Management Fees
Until the Property Manager became the Company’s wholly-owned subsidiary as part of the Internalization, the Company paid the Property Manager a property management fee on a monthly basis, equal to 1.5% of gross revenues from the Company’s stand-alone single-tenant net leased properties managed and 2.5% of gross revenues from all other types of properties managed, plus market-based leasing commissions applicable to the geographic location of the property. The Company also reimbursed the Property Manager for property level expenses incurred by the Property Manager.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Summary of Related Party Expenses and Payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended March 31,		Payable (Prepayments) as of
	2025	2024
(In thousands)	Incurred	Incurred	March 31, 2025	December 31, 2024
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$20	$—	$—
Termination fees (1)	—	—	—	30,267
Ongoing fees and reimbursements:
Asset management fees	—	5,458	—	—
Professional fees and other reimbursements (2)	—	3,958	—	—
Property management fees (3)	—	1,470	—	—
Total related party operation fees and reimbursements	$—	$10,906	$—	$30,267
___________
(1)Reflects the Promissory Note issued to the Advisor Parent in connection with the Internalization, which was repaid in full in January 2025.
(2)Included in general and administrative expenses in the consolidated statements of operations.
(3)The three months ended March 31, 2024 include $0.6 million of leasing commissions which are capitalized and included in deferred costs, net on the Company’s consolidated balance sheets.
Internalization
For details regarding the terms of the Internalization, see Note 1 — Organization — Internalization.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
Under the LPA, if the common stock of the Company is listed on a national securities exchange, an affiliate of the Advisor Parent will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the market value of all issued and outstanding shares of common stock plus distributions exceeds the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors in the Company’s initial public offering of common stock. None of these distributions has been earned through the date of this Quarterly Report on Form 10-Q and no such distribution was incurred during the three months ended March 31, 2025 or 2024.
Subordinated Participation in Net Sales Proceeds
Under the LPA, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, an affiliate of the Advisor Parent will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors in the Company’s initial public offering of common stock plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. None of these distributions has been earned through the date of this Quarterly Report on Form 10-Q and no such participation in net sales proceeds became due and payable during the three months ended March 31, 2025 or 2024.
Termination Fees
Under the LPA, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, an affiliate of the Advisor Parent was entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors in the Company’s initial public offering of common stock. However, in accordance with the terms of the LPA, in connection with the Internalization and the Company’s termination of the Advisory Agreement, the affiliate of the Advisor Parent deferred its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
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
Note 11 — Equity-Based Compensation
Restricted Share Plan
The Company previously adopted an employee and director incentive restricted share plan (the “RSP”), which provided the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”). The RSP expired in February 2023. As of March 31, 2025, there were no unvested shares under the RSP plan and the Company did not have any remaining unrecognized compensation cost related to unvested restricted share awards granted under the RSP. Compensation expense related to restricted shares was $0.2 million for the three months ended March 31, 2024.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors at the respective director’s election. There are no restrictions on shares issued in lieu of cash compensation since these payments in lieu of cash relate to fees earned for services performed. No such shares were issued during the three months ended March 31, 2025 or 2024.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2024	$16,640
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	(1,200)
Amount of gain reclassified from accumulated other comprehensive income	(3,794)
Balance, March 31, 2025	$11,646
Accumulated other comprehensive income predominately relates to the unrealized gains (losses) on designated derivatives, however, as previously discussed in Note 7 — Derivatives and Hedging Activities, previously designated hedges were terminated and the termination costs are being amortized over the term of the hedged item.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	March 31, 2025	December 31, 2024
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	2,172	2,212
Total Non-controlling Interests in the OP	4,750	4,790
Non-controlling Interests in property owning subsidiaries	791	775
Total Non-controlling interests	$5,541	$5,565
Net loss attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss are comprised of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)
Loss attributable to Common OP Units held by third parties	7	66
Net loss attributable to non-controlling interests in the OP	(39)	20
Income attributable to non-controlling interests in property-owning subsidiaries	(15)	(20)
Net loss attributable to non-controlling interests	$(54)	$—
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2025 and 2024, Series A Preferred Unit holders were paid $47,000 and $46,000, respectively.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. In November 2014, the Company partially funded the purchase of an OMF from an unaffiliated third party by causing the OP to issue 405,908 Common OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three months ended March 31, 2025 and 2024, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of March 31, 2025 would be redeemable for 124,161 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024 and the Reverse Stock Split.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended March 31,
Property Name (Dollar amounts in thousands)	Investment Date	March 31, 2025	March 31, 2025	March 31, 2025	December 31, 2024	2025	2024
Plaza Del Rio Outpatient Medical Campus Portfolio (1)	May 2015	$791	6.8%	$12,976	$12,763	—	—
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
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (see Note 1 — Organization and Note 8 — Stockholders’ Equity for additional details):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders (in thousands)	$(5,019)	$(19,000)
Basic and diluted weighted-average shares outstanding	28,296,439	28,287,140
Basic and diluted net loss per share	$(0.18)	$(0.67)
Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, Common OP Units and Class B Units to be common share equivalents. Series A Preferred Units are non-participating.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

	Three Months Ended March 31,
	2025	2024
Unvested restricted shares (1)	—	13,103
Common OP Units (2)	124,161	124,161
Class B Units (3)	109,865	109,865
Total weighted average antidilutive common stock equivalents	234,026	247,129
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were zero and 52,428 unvested restricted shares outstanding as of March 31, 2025 and 2024, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of March 31, 2025 and 2024. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of March 31, 2025 and 2024. These Class B Units were unvested as of March 31, 2025 and 2024 (see Note 9 — Related Party Transactions and Arrangements for additional information).
Note 15 — Segment Reporting
The Company has two operating and reportable business segments: OMFs and SHOPs. The disclosures below for the three months ended March 31, 2025 and 2024 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes.
The Company’s CODM is provided financial data on a periodic basis which includes net operating income (as defined below) for each of the reportable business segments. This serves as the profit or loss measure used by the CODM for performance assessment and resource allocation.
The Company’s CODM is its Chief Executive Officer. The Company, through its CODM, evaluates performance and makes resource allocations based on its two business segments. The OMF segment primarily consists of facilities leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses as well as seniors housing properties, hospitals and inpatient rehabilitation facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The SHOP segment consists of direct investments in seniors housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators.
Net Operating Income
The Company evaluates the performance of the combined properties in each segment using net operating income (“NOI”) which is defined as total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the consolidated financial statements in calculating consolidated income (loss) before income taxes. The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated income (loss) before income taxes.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table presents the operating financial information for the Company’s two business segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
OMFs(1):
Revenue from tenants	$30,635	$34,599
Less: Property operating and maintenance	11,169	9,700
NOI	$19,466	$24,899

SHOPs:
Revenue from tenants	$55,808	$53,700
Less: Property operating and maintenance
Compensation related expenses(2)	27,003	27,983
Other property operating and maintenance (3)	19,368	17,462
NOI	$9,437	$8,255
(1) The CODM uses NOI to evaluate performance of the OMF segment as a large portion of the property-level operating expenses is recovered from tenants.
(2) Includes costs incurred for salaries, benefits and other labor related costs.
(3) Includes costs incurred for supplies, management fees, taxes, insurance and overhead.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ NOI to consolidated net loss attributable to common stockholders is presented below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss attributable to common stockholders:
Net Operating Income:
OMFs	$19,466	24,899
SHOPs	9,437	8,255
Total NOI	28,903	33,154
Impairment charges	(11,899)	(260)
Operating fees to related parties	—	(6,366)
Acquisition and transaction related	(51)	(142)
General and administrative	(5,212)	(6,768)
Depreciation and amortization	(23,706)	(20,738)
Gain (loss) on sale of real estate investment	24,989	—
Interest expense	(14,529)	(16,383)
Interest and other income (expense)	(15)	72
(Loss) gain on non-designated derivatives	(1)	1,951
Loss before income taxes	(1,521)	(15,480)
Income tax expense (benefit)	6	(70)
Net Loss	(1,515)	(15,550)
Net loss attributable to non-controlling interests	(54)	—
Preferred stock distributions	(3,450)	(3,450)
Net loss attributable to common stockholders	$(5,019)	$(19,000)
The following table reconciles investments in real estate, net by segment to consolidated total assets as of the periods presented:

(In thousands)	March 31, 2025	December 31, 2024
ASSETS
Investments in real estate, net:
OMF Segment	$873,133	$1,010,323
SHOP Segment	741,770	758,643
Total investments in real estate, net	1,614,903	1,768,966
Cash and cash equivalents	71,383	21,652
Restricted cash	55,025	52,443
Derivative assets, at fair value	13,281	19,206
Straight-line rent receivable, net	19,967	22,841
Operating lease right-of-use assets	6,879	7,480
Prepaid expenses and other assets	23,721	26,316
Deferred costs, net	18,630	21,269
Accounts receivable, net	$8,096	$5,850
Total assets	$1,831,885	$1,946,023

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table reconciles capital expenditures by reportable business segment, excluding corporate non-real estate expenditures, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
OMF Segment	$3,565	$1,094
SHOP Segment	2,103	4,066
Total capital expenditures	$5,668	$5,160
Note 16 — Commitments and Contingencies
As of March 31, 2025, the Company had six operating and five direct financing lease agreements. The six operating leases have durations, including assumed renewals, ranging from 17.6 years to 36.6 years, excluding an adjacent parking lot lease with a term of 1.5 years. The Company did not enter into any additional ground leases during the three months ended March 31, 2025.
As of March 31, 2025, the Company had ROU assets and liabilities of $6.9 million and $7.8 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 29.6 years and a weighted-average discount rate of 7.35% as of March 31, 2025. For each of the three months ended March 31, 2025 and 2024, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the current accounting guidance. The ground operating lease expense is recorded in property operating expenses in the Company’s consolidated statements of operations and comprehensive loss.
The following table reflects the base cash rental payments due from the Company for the next five years as of March 31, 2025:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2025 (remainder)	$475	$58
2026	627	79
2027	596	81
2028	597	83
2029	599	85
Thereafter	19,043	5,845
Total minimum lease payments	21,937	6,231
Less: amounts representing interest	(14,122)	(2,211)
Total present value of minimum lease payments	$7,815	$4,020
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of March 31, 2025. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
Subsequent to March 31, 2025, the Company disposed of one OMF and three SHOPs for an aggregate contract sales price of $9.1 million.
In April 2025, the Company repaid the OMF Warehouse Facility in full in the amount of $21.7 million plus unpaid interest and terminated the facility and the two related interest rate caps with a notional of $21.7 million.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the internalization of our property management and advisory functions; the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine, including related impact on us, our tenants, operators and the global economy and financial markets; the increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States and its trading relationships; and that our ongoing or potential future transactions are subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024 as well as Part II — Other Information, Item IA — Risk Factors below.
Overview
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on outpatient medical facilities and senior housing operating properties. As of March 31, 2025, we owned 181 properties (including one land parcel) located in 30 states and comprised of 7.6 million rentable square feet.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Prior to consummation of the Internalization on September 27, 2024, our former Advisor managed our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”); the Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”) and these related parties received compensation and fees for providing services to us. In connection with the Internalization, we internalized our advisory and property management functions with our own dedicated workforce; the Property Manager became our wholly-owned subsidiary as a result of the Internalization (See Note 1 - Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q).
We operate in two reportable business segments for management and financial reporting purposes: outpatient medical facilities (“OMFs”) and senior housing operating properties (“SHOPs”). All of our properties across both business segments are located throughout the United States. In our OMF operating segment, we own, manage and lease single- and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our OMFs. In our SHOP segment, we invest in seniors housing properties through the REIT Investment Diversification and Empowerment Act of 2007 structure. As of March 31, 2025, we had four eligible independent contractors operating 44 SHOPs.

We declared and issued quarterly dividends entirely in shares of our common stock from October 2020 through January 2024. We do not intend to declare any further stock dividends in the future.
On March 26, 2025, we published a new Estimated Per-Share NAV equal to $32.15 as of December 31, 2024. The Estimated Per-Share NAV has not been adjusted since publication and will not be adjusted until our board of directors (“Board”) determines a new Estimated Per-Share NAV. We intend to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless and until we list our common stock.
Internalization
On September 27, 2024, we consummated the Internalization after, among other things, terminating the advisory agreement with the Advisor. For more information regarding the Internalization, including the fees paid therewith, see Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q. As a result of the Internalization, our termination of the advisory agreement and the Property Manager becoming our wholly-owned subsidiary, we no longer incur the asset management, property management and other fees and expenses that we were obligated to pay to the Advisor and its affiliates prior to the Internalization. With an internalized workforce, we have incurred and will continue to incur costs for employee compensation and other general and administrative expenses.
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
Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Significant Accounting Estimates and Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
Properties
The following table presents certain additional information about the properties we owned as of March 31, 2025:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased (1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
OMF Segment	136		3,866,168	90.5%	(5)	5.8	$1,193,201
SHOP Segment	45	(4)	3,683,949	78.8%	(5)	N/A	1,072,577
Total Portfolio	181		7,550,117				$2,265,778
________
(1)Inclusive of leases signed but not yet commenced as of March 31, 2025.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of March 31, 2025.
(3)Gross asset value represents total real estate investments, at cost ($2.3 billion total as of March 31, 2025) net of gross market lease intangible liabilities ($20.0 million total as of March 31, 2025). Cumulative impairment charges are reflected within gross asset value.
(4)Includes one parcel of land. As of March 31, 2025, we had 3,939 rentable units in our SHOP segment. The SHOP segment excludes one closed SHOP with 39 rentable units and a land parcel.
(5)Percentage leased for the OMF segment is presented as of the end of the period shown; percentage leased for the SHOP segment is presented for the duration of the period shown.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Net loss attributable to common stockholders was $5.0 million and $19.0 million, respectively, for the three months ended March 31, 2025, and 2024. The following table shows our results of operations for the three months ended March 31, 2025 and 2024 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2025	2024	$
Revenue from tenants	$86,443	$88,299	$(1,856)

Operating expenses:
Property operating and maintenance	57,540	55,145	2,395
Impairment charges	11,899	260	11,639
Operating fees to related parties	—	6,366	(6,366)
Acquisition and transaction related	51	142	(91)
General and administrative	5,212	6,768	(1,556)
Depreciation and amortization	23,706	20,738	2,968
Total expenses	98,408	89,419	8,989
Operating loss before loss on sale of real estate investments	(11,965)	(1,120)	(10,845)
Gain on sale of real estate investments	24,989	—	24,989
Operating income (loss)	13,024	(1,120)	14,144
Other expense:
Interest expense	(14,529)	(16,383)	1,854
Interest and other (expense) income	(15)	72	(87)
(Loss) gain on non-designated derivatives	(1)	1,951	(1,952)
Total other expenses	(14,545)	(14,360)	(185)
Loss before income taxes	(1,521)	(15,480)	13,959
Income tax expense (benefit)	6	(70)	76
Net loss	(1,515)	(15,550)	14,035
Net loss attributable to non-controlling interests	(54)	—	(54)
Allocation for preferred stock	(3,450)	(3,450)	—
Net loss attributable to common stockholders	$(5,019)	$(19,000)	$13,981

Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$30,635	$34,599	$(3,964)	(11.5)%
Less: Property operating and maintenance	11,169	9,700	1,469	15.1%
NOI	$19,466	$24,899	$(5,433)	(21.8)%

	Number of Properties at March 31,		Occupancy for the Three Months Ended March 31,
	2025	2024	2025	2024
Total Portfolio	136	160	90.5%	90.5%
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
The OMF net operating income (“NOI”) decrease for the three months ended March 31, 2025 over the same period in 2024 was primarily driven by the disposition of 24 OMFs subsequent to March 31, 2024.
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$55,808	$53,700	$2,108	3.9%
Less: Property operating and maintenance	46,371	45,445	926	2.0%
NOI	$9,437	$8,255	$1,182	14.3%

	Number of Properties at March 31,		Occupancy for the Three Months Ended March 31,
	2025	2024	2025	2024
Total Portfolio (1)	45	48	78.8%	75.6%
(1)Includes two and one land parcels for the three months ended March 31, 2025 and 2024, respectively.
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
The SHOP NOI increase for the three months ended March 31, 2025 over the same period in 2024 was primarily due to positive trends in revenue driven by occupancy gains and continued expense management, partially offset by the disposition of two SHOPs subsequent to March 31, 2024.

Other Results of Operations
Impairment Charges
We recorded $11.9 million of impairment charges during the three months ended March 31, 2025, related primarily to two held-for-use SHOPs ($11.2 million) and one held-for-use OMF ($0.7 million). These properties were impaired to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold in April 2025 or expected to be sold. See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Prior to the consummation of the Internalization, our former Advisor and the Property Manager were paid for asset management and property management services for managing our properties on a day-to-day basis. Following the consummation of the Internalization, we are no longer paying the above-referenced fees to the related parties.
Operating fees to these related parties were 6.4 million for the three months ended March 31, 2024. No operating fees to related parties were incurred during the three months ended March 31, 2025 as a result of the Internalization.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements to our former Advisor.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were relatively consistent for the three months ended March 31, 2025 and 2024.
General and Administrative Expenses
General and administrative expenses decreased by $1.6 million to $5.2 million for the three months ended March 31, 2025 from $6.8 million for the three months ended March 31, 2024, primarily due to higher expense reimbursements to the former Advisor for the three months ended March 31, 2024, which included $0.7 million of severance costs for employees of the Advisor, partially offset by the lower professional fees incurred for the three months ended March 31, 2025 after the Internalization.
Depreciation and Amortization Expenses
Depreciation and amortization expense increased by $3.0 million to $23.7 million for the three months ended March 31, 2025 from $20.7 million for the three months ended March 31, 2024. The increase was primarily attributable to amortization of deferred leasing commissions.
Gain on Sale of Real Estate Investments
During the three months ended March 31, 2025, we disposed of twelve OMFs for an aggregate contract sales price of $168.4 million and recorded an aggregate gain on sale of $25.0 million. During the three months ended March 31, 2024, we did not dispose of any properties.
Interest Expense
Interest expense decreased by $1.9 million to $14.5 million for the three months ended March 31, 2025 from $16.4 million for the three months ended March 31, 2024. The decrease in interest expense was mainly due to lower average balances of our indebtedness and lower weighted average interest rates during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, and the proceeds of $1.5 million in connection to the partial unwind of an interest rate swap. In conjunction with the partial unwind, the Company accelerated the reclassification of gains of $1.5 million from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. This gain was recorded as a reduction in interest expense on its consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other (Expense) Income
Interest and other (expense) income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other (expense) income was relatively flat for the three months ended March 31, 2025 and 2024.

Gain (loss) on Non-Designated Derivatives
The gain (loss) in the three months ended March 31, 2025 and 2024 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our credit facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense (Benefit)
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for the three months ended March 31, 2024. Income tax expense for the three months ended March 31, 2025 was not material.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through March 31, 2025. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.
Allocation for Preferred Stock Distributions
Allocation for preferred stock was $3.5 million for each of the three months ended March 31, 2025 and 2024. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and Series B Preferred Stock.
Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Increase
(in thousands)	2025	2024	(Decrease)
Cash, cash equivalents and restricted cash, beginning of period	$74,095	$91,316	$(17,221)
Net cash (used in) provided by operating activities	(21,229)	2,543	(23,772)
Net cash provided by (used in) investing activities	78,043	(12,216)	90,259
Net cash used in financing activities	(4,501)	(5,229)	728
Cash, cash equivalents and restricted cash, end of period	$126,408	$76,414	$49,994
Cash Flows from Operating Activities
Cash flows provided by operating activities decreased by $23.8 million during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to full repayment of the $30.3 million promissory note issued to the Advisor Parent in connection with the Internalization, which was repaid in full in January 2025.
Cash Flows from Investing Activities
Cash flows provided by investing activities increased by $90.3 million during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to proceeds from the sale of 12 held-for-use OMFs during the three months ended March 31, 2025.
Cash Flows from Financing Activities
Cash flows used in financing activities decreased by $0.7 million during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to proceeds received from the partial unwind of an interest rate swap.
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment), and distributions to holders of our Series A Preferred Stock and Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next twelve months.

Our future liquidity requirements and available liquidity, however, depend on many factors, such as recent and continuing increases in inflation, labor shortages, supply chain disruptions and higher property insurance, property tax and interest rates, all of which have and may continue to have adverse impacts on our results of operations and thus ultimately our liquidity. Moreover, these adverse impacts, as well as the increased economic and political uncertainties due to the ongoing wars in Ukraine, Israel and related sanctions and the tariffs imposed by, or imposed on, the United States and its trading relationships, may also adversely impact our tenants’ and residents’ ability to pay rent and thus our cash flows.
We expect to fund our future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our operating activities, potential future advances under our Fannie Mae Master Credit Facilities, net cash provided by our property dispositions (as discussed below) and potential new financings utilizing certain of our currently unencumbered properties.
As of March 31, 2025, we had $71.4 million of cash and cash equivalents. The Barclays OMF Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
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
Financings
As of March 31, 2025, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.6%. Net debt totaled $1.0 billion, which represents gross debt ($1.1 billion) less cash and cash equivalents ($71.4 million). Gross asset value totaled $2.3 billion, which represents total real estate investments, at cost ($2.3 billion) net of gross market lease intangible liabilities ($20.0 million). Cumulative impairment charges are reflected within gross asset value.
As of March 31, 2025, we had total gross borrowings of $1.1 billion, at a weighted-average interest rate of 5.40% and a weighted-average remaining term of 3.9 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.1% as of March 31, 2025.
As of March 31, 2025, the carrying value of our real estate investments, at cost was $2.3 billion, with $1.2 billion of this asset value pledged as collateral for mortgage notes payable and $655.1 million of this asset value pledged to secure advances under our credit facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the credit facilities, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of March 31, 2025 was $427.0 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of March 31, 2025, we had $721.0 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.63% and a weighted-average remaining term of 5.1 years.
During the three months ended March 31, 2024, we entered into the BMO CPC Mortgage Loan in connection with a four-property acquisition also completed in the three months ended March 31, 2025. The mortgage has a principal balance of $7.5 million, bears interest at an annual fixed rate of 6.84% and matures in March 2034 with no principal amounts due until that time.

Credit Facilities
As of March 31, 2025, $360.8 million was outstanding under our credit facilities, which bore interest at a weighted-average annual rate of 6.93% and had a weighted-average remaining term of 1.6 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our credit facilities was 5.95% as of March 31, 2025.
In April 2025, the Company repaid the OMF Warehouse Facility in full in the amount of $21.7 million plus unpaid interest and terminated the facility.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Master Credit Facilities for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of March 31, 2025, we had eight SOFR-based interest rate caps with an aggregate notional amount of $369.2 million, which limits one-month SOFR to 3.50% and have varying maturities through January 2027. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate credit facility borrowings.
As SOFR has increased beyond 3.50%, we received cash payments of $0.9 million in the three months ended March 31, 2025. We received $1.8 million of cash payments in the three months ended March 31, 2024.
We have five interest rate caps with a notional amount of $289.4 million which mature in 2025, which represents the next maturing interest rate caps.
In April 2025, the Company terminated two interest rate caps with a notional of $21.7 million.
Capital Expenditures
During the three months ended March 31, 2025, our capital expenditures were $5.7 million, of which $3.6 million related to our OMF segment and $2.1 million related to our SHOP segment. We anticipate our quarterly rate of capital expenditures for the OMF and SHOP segments throughout the remainder of 2025 to be relatively stable.
Dispositions — Three Months Ended March 31, 2025
We disposed of 12 held-for-use OMFs during the three months ended March 31, 2025 for an aggregate contract sales price of $168.4 million. These dispositions resulted in an aggregate gain on sale of $25.0 million, which is presented in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
Dispositions — Subsequent to March 31, 2025
We disposed of one OMF and three SHOPs subsequent to March 31, 2025 for an aggregate contract sales price of $9.1 million.
Preferred Stock Repurchase Program
On May 2, 2025, our Board authorized a stock repurchase program for up to an aggregate amount of $50.0 million of our Series A Preferred Stock and Series B Preferred Stock. Under the program, which does not have a stated expiration date, we may repurchase shares of Series A Preferred Stock and Series B Preferred Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans, block trades, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors, and the program may be amended, suspended or discontinued at any time. The program does not obligate us to repurchase any specific number of shares of Series A Preferred Stock and Series B Preferred Stock.
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

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and AFFO for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(5,019)	$(19,000)
Depreciation and amortization related to real estate assets	22,281	19,748
Impairment charges	11,899	260
(Gain) loss on sale of real estate investments	(24,989)	—
Adjustments for non-controlling interests	(56)	(101)
FFO (as defined by NAREIT) attributable to stockholders	4,116	907
(Amortization) accretion of market lease and other intangibles, net	2,331	(460)
Straight-line rent adjustments	(1,023)	188
Acquisition and transaction related (1)	51	142
Equity-based compensation	—	230
Depreciation and amortization on non-real estate assets	1,425	990
Mark-to-market (gains)/losses from derivatives (2)	931	(178)
Non-cash components of interest expense (3)	858	(374)
Adjustments for non-controlling interests	(19)	2
Casualty-related charges (4)	115	58
AFFO attributable to stockholders	$8,785	$1,505
_______
(1)Includes certain advisory, legal, accounting, information technology, tax and other professional expenses and other non-recurring employee transition expenses that were directly related to the Internalization and the Reverse Stock Split. We do not consider these expenses to be indicative of our performance given their unique and non-recurring nature.
(2)Presented as total gains or losses from our non-designated derivatives net of cash received.
(3)Non-cash components of interest expense include (i) deferred financing cost amortization, (ii) mortgage discount and premium amortization and (iii) amortized gains or losses from terminated hedging instruments.
(4)Includes labor, supplies and evacuation expenses from natural disasters not covered by insurance.
Dividends and Other Distributions
Distributions on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of Series A Preferred Stock, which is equivalent to 7.375% of per annum in the $25.00 liquidation preference per share of Series A Preferred Stock. Distributions on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to holders of Series B Preferred Stock, which is equivalent to 7.125% of per annum in the $25.00 liquidation preference per share of Series B Preferred Stock. Distributions on the Series A Preferred Stock and the Series B Preferred Stock are cumulative and payable quarterly in arrears on the 15th day of January, April, July and October of each year or, if not a business day, the next succeeding business day to holders of record on the close of business on the record date set by our Board and declared by us.
Since mid-2020, we have not paid cash dividends on our shares of common stock but we issued stock dividends to the holders from October 2020 until January 2024. The stock dividends were declared quarterly using a rate of $3.40 (as adjusted to reflect the Reverse Stock Split) per share per year. The number of shares issued with each dividend was based on the estimated per share asset value in effect on the applicable date. We do not intend to declare further stock dividends in the future.
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the three months ended March 31, 2025.

	Three Months Ended
	March 31, 2025
(Dollars in thousands)	Amounts	Percentage of Distributions
Distributions:
Distributions to holders of Series A Preferred Stock	$1,834	52.4%
Distributions to holders of Series B Preferred Stock	1,616	46.2%
Distributions paid to holders of Series A Preferred Units	47	1.4%
Total cash distributions	$3,497	100.0%

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%
Available cash on hand (2)	3,497	100.0%
Total source of distribution coverage	$3,497	100.0%

Cash flows used in operations (in accordance with GAAP)	$(21,229)
Net loss (in accordance with GAAP)	$(1,515)
______
(1)Assumes the use of available cash flows from operations before any other sources.
(2)Cash available cash on hand also includes proceeds from property dispositions and additional secured financings and borrowings under our credit facilities.
For the three months ended March 31, 2025, cash flows used in operations were $21.2 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with available cash on hand.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of March 31, 2025, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2025 at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Except as set forth in this Item 1A, there have been no material changes to the risk factors disclosed in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, and we direct your attention to those risk factors.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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
+    Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE PROPERTIES, INC.
By:	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Scott M. Lappetito
Scott M. Lappetito
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2025