Form 10-Q
period 2025-06-30
National Healthcare Properties, Inc.
filed 2025-08-05
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
National Healthcare Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Ave., 27th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 415-6500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAP	The Nasdaq Global Market
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAB	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2025, the registrant had 28,296,439 shares of common stock outstanding.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$177,999	$190,082
Buildings, fixtures and improvements	1,804,274	2,012,401
Acquired intangible assets	249,941	284,447
Construction in progress	4,126	7,867
Total real estate investments, at cost	2,236,340	2,494,797
Less: accumulated depreciation and amortization	(671,070)	(725,831)
Total real estate investments, net	1,565,270	1,768,966
Assets held for sale	1,725	—
Cash and cash equivalents	47,123	21,652
Restricted cash	56,047	52,443
Derivative assets, at fair value	11,208	19,206
Straight-line rent receivable, net	20,315	22,841
Operating lease right-of-use assets	6,841	7,480
Prepaid expenses and other assets	22,591	26,316
Accounts receivable, net	9,311	5,850
Deferred costs, net	18,465	21,269
Total assets	$1,758,896	$1,946,023

LIABILITIES AND EQUITY
Mortgage notes payable, net	$696,508	$779,160
Credit facilities	337,624	362,216
Market lease intangible liabilities, net	5,380	6,125
Accounts payable and accrued expenses (including $30,267 due to related parties as of December 31, 2024)	46,322	89,575
Operating lease liabilities	7,801	8,109
Deferred rent	9,347	7,217
Distributions payable	3,432	3,496
Total liabilities	1,106,414	1,255,898
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,920,228 and 3,977,144 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	40	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,563,787 and 3,630,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	35	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 28,448,845 and 28,296,439 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,132	1,132
Additional paid-in capital	2,532,585	2,533,706
Accumulated other comprehensive income	9,441	16,640
Distributions in excess of accumulated earnings	(1,896,200)	(1,866,994)
Total stockholders’ equity	647,033	684,560
Non-controlling interests	5,449	5,565
Total equity	652,482	690,125
Total liabilities and equity	$1,758,896	$1,946,023
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from tenants	$85,332	$88,817	$171,775	$177,116

Operating expenses:
Property operating and maintenance	53,848	55,005	111,388	110,150
Impairment charges	15,212	2,409	27,111	2,669
Operating fees to related parties	—	6,424	—	12,790
Termination fees to related parties	—	98,241	—	98,241
Acquisition and transaction related	497	357	548	499
General and administrative	5,406	4,668	10,618	11,436
Depreciation and amortization	18,539	21,928	42,245	42,666
Total expenses	93,502	189,032	191,910	278,451
Operating gain/(loss) before gain on sale of real estate investments	(8,170)	(100,215)	(20,135)	(101,335)
Gain (loss) on sale of real estate investments	2,652	(225)	27,641	(225)
Operating (loss) income	(5,518)	(100,440)	7,506	(101,560)
Other expense:
Interest expense	(15,836)	(17,752)	(30,365)	(34,135)
Interest and other income	231	457	216	529
Gain on extinguishment of debt	257	—	257	—
Gain on non-designated derivatives	32	882	31	2,833
Total other expenses, net	(15,316)	(16,413)	(29,861)	(30,773)
Loss before income taxes	(20,834)	(116,853)	(22,355)	(132,333)
Income tax expense (benefit)	—	(65)	6	(135)
Net loss	(20,834)	(116,918)	(22,349)	(132,468)
Net loss (income) attributable to non-controlling interests	31	452	(23)	452
Allocation for preferred stock	(3,386)	(3,450)	(6,836)	(6,900)
Net loss attributable to common stockholders	(24,189)	(119,916)	(29,208)	(138,916)

Other comprehensive loss:
Unrealized (loss) gain on designated derivatives	(2,205)	(1,276)	(7,199)	1,004
Comprehensive loss attributable to common stockholders	$(26,394)	$(121,192)	$(36,407)	$(137,912)

Weighted-average shares outstanding — Basic and Diluted(1)	28,296,439	28,296,438	28,296,439	28,291,789
Net loss per share attributable to common stockholders — Basic and Diluted(1)	$(0.85)	$(4.24)	$(1.03)	$(4.91)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2024	3,977,144	40	3,630,000	$36	28,296,439	$1,132	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Share-based compensation	—	—	—	—	—	—	570	—	—	570	—	570
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(3,634)	(3,634)	—	(3,634)
Distributions declared on Series B Preferred Stock, $0.89 per share	—	—	—	—	—	—	—	—	(3,200)	(3,200)	—	(3,200)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(93)	(93)
Repurchase of Series A Preferred Stock	(56,916)	—	—	—	—	—	(822)	—	—	(822)	—	(822)
Repurchase of Series B Preferred Stock	—	—	(66,213)	(1)	—	—	(915)	—	—	(916)	—	(916)
Net loss	—	—	—	—	—	—	—	—	(22,372)	(22,372)	23	(22,349)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(7,199)	—	(7,199)	—	(7,199)
Rebalancing of ownership percentage	—	—	—	—	—	—	46	—	—	46	(46)	—
Balance, June 30, 2025	3,920,228	$40	3,563,787	$35	28,296,439	$1,132	$2,532,585	$9,441	$(1,896,200)	$647,033	$5,449	$652,482

	Three Months Ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2025	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,737	$11,646	$(1,872,012)	$674,579	$5,541	$680,120
Share-based compensation	—	—	—	—	—	—	570	—	—	570	—	570
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,800)	(1,800)	—	(1,800)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,585)	(1,585)	—	(1,585)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Repurchase of Series A Preferred Stock	(56,916)	—	—	—	—	—	(822)	—	—	(822)	—	(822)
Repurchase of Series B Preferred Stock	—	—	(66,213)	(1)	—	—	(915)	—	—	(915)	—	(915)
Net loss	—	—	—	—	—	—	—	—	(20,803)	(20,803)	(31)	(20,834)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(2,205)	—	(2,205)	—	(2,205)
Rebalancing of ownership percentage	—	—	—	—	—	—	15	—	—	15	(15)	—
Balance, June 30, 2025	3,920,228	$40	3,563,787	$35	28,296,439	$1,132	$2,532,585	$9,441	$(1,896,200)	$647,033	$5,449	$652,482

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	3,977,144	$40	3,630,000	$36	27,886,255	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583
Share-based compensation	—	—	—	—	—	—	460	—	—	460	—	460
Distributions declared in common stock, $0.21 per share	—	—	—	—	423,290	17	23,678	—	(23,695)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(3,668)	(3,668)	—	(3,668)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(3,232)	(3,232)	—	(3,232)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(92)	(92)
Net loss	—	—	—	—	—	—	—	—	(132,016)	(132,016)	(452)	(132,468)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	1,004	—	1,004	—	1,004
Rebalancing of ownership percentage	—	—	—	—	—	—	43	—	—	43	(43)	—
Balance, June 30, 2024	3,977,144	$40	3,630,000	$36	28,309,545	$1,132	$2,533,484	$24,468	$(1,802,415)	$756,745	$5,842	$762,587

	Three Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, March 31, 2024	3,977,144	$40	3,630,000	$36	28,309,545	$1,132	$2,533,232	$25,744	$(1,682,499)	$877,685	$6,362	$884,047
Stock-based compensation	—	—	—	—	—	—	230	—	—	230	—	230
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	—	(116,466)	(116,466)	(452)	(116,918)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	(1,276)	—	(1,276)	—	(1,276)
Rebalancing of ownership percentage	—	—	—	—	—	—	22	—	—	22	(22)	—
Balance, June 30, 2024	3,977,144	$40	3,630,000	$36	28,309,545	$1,132	$2,533,484	$24,468	$(1,802,415)	$756,745	$5,842	$762,587

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,349)	$(132,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,245	42,666
Amortization of deferred financing costs	2,295	1,661
Accretion of terminated swap	—	(1,218)
Amortization of mortgage premiums and discounts, net	44	45
Amortization (accretion) of market lease and other intangibles, net	2,196	(687)
Bad debt expense	615	796
Equity-based compensation	570	460
(Gain) loss on sale of real estate investments	(27,641)	225
Cash received from non-designated derivative instruments	1,775	3,565
Gain on non-designated derivative instruments	(31)	(2,833)
Impairment charges	27,111	2,669
Gain on extinguishment of debt	(257)	—
Deferred tax valuation allowance	946	—
Changes in assets and liabilities:
Straight-line rent receivable	(1,658)	98
Prepaid expenses and other assets	(1,990)	(1,824)
Termination fees payable to related parties	—	98,241
Accounts receivable, net	3,461	—
Accounts payable, accrued expenses and other liabilities	(36,416)	(2,854)
Deferred leasing costs	(6,223)	—
Deferred rent	2,130	393
Net cash (used in) provided by operating activities	(13,177)	8,935
Cash flows from investing activities:
Property acquisitions	(250)	(5,606)
Capital expenditures	(12,365)	(11,159)
Investments in non-designated interest rate caps	—	(1,709)
Proceeds from sales of real estate investments	88,759	2,896
Net cash provided by (used in) investing activities	76,144	(15,578)
Cash flows from financing activities:
Payments on credit facilities	(24,593)	(2,885)
Proceeds from credit facilities	—	6,960
Payments on mortgage notes payable	(429)	(584)
Payments of deferred financing costs	(205)	(199)
Repurchase of preferred stock	(1,738)	—
Distributions paid on Series A Preferred Stock	(3,634)	(3,668)
Distributions paid on Series B Preferred Stock	(3,200)	(3,232)
Distributions to non-controlling interest holders	(93)	(92)
Net cash used in financing activities	(33,892)	(3,700)

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net change in cash, cash equivalents and restricted cash	$29,075	$(10,343)
Cash, cash equivalents and restricted cash, beginning of period	74,095	91,316
Cash, cash equivalents and restricted cash, end of period	$103,170	$80,973

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents, end of period	$47,123	$29,461
Restricted cash, end of period	56,047	51,512
Cash, cash equivalents and restricted cash, end of period	$103,170	$80,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,252	$33,700
Cash paid for income and franchise taxes	243	410

Non-cash investing and financing activities:
Common stock issued through stock dividends	$—	$23,695
Preferred stock dividend declared	$3,478	$3,450
Mortgages issued with acquisition of real estate investments	$—	$7,500
Proceeds from real estate sales used to repay mortgage notes payable	$82,540	$—
Mortgage notes payable repaid with proceeds from real estate sales	$(82,540)	$—
Net change in accrued capital expenditures for the period	$3,375	$—

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
As of June 30, 2025, the Company owned 175 properties (including one land parcel and one property classified as held for sale) located in 30 states and comprised of 7.3 million rentable square feet.
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
As of June 30, 2025, the Company owned 41 (including one property classified as held for sale) SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor”. As of June 30, 2025, the Company had four eligible independent contractors operating 41 SHOPs.
The Company has two operating and reportable business segments: OMFs and SHOPs. All of the Company’s properties across both business segments are located throughout the United States. In its OMF operating segment, the Company owns, manages and leases single and multi-tenant OMFs where tenants are generally required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. The Property Manager or third-party managers manage the Company’s OMFs.
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
On March 26, 2025, the Company published a new estimate of per-share net asset value (“Estimated Per-Share NAV”) as of December 31, 2024. The Estimated Per-Share NAV published on March 26, 2025 has not been adjusted since publication and will not be adjusted until the Company’s board of directors (the “Board”) determines a new Estimated Per-Share NAV. The Company intends to publish Estimated Per-Share NAV periodically at the discretion of the Board, provided that such estimates will be made at least once annually unless the Company lists its common stock on a national securities exchange.
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
Consummation of the Internalization resulted in the internalization of the Company’s management through the merger of the Advisor with and into Merger Sub, with the Advisor being the surviving entity and the termination of the Company’s prior arrangement for advisory management services provided by the Advisor. All assets, contracts and employees necessary for the Company to conduct its business were contributed by the Advisor Parent to the Advisor prior to the Closing Date, including all of the equity interests in the Property Manager, which became a wholly-owned subsidiary of the Company following the Internalization.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Reverse Stock Split, Name Change and Common Stock Par Value Adjustment
On September 26, 2024, the Company filed Articles of Amendment to the Company’s articles of amendment and restatement (as amended to date, the “Charter”) with the State Department of Assessments and Taxation of Maryland (“SDAT”) to effect a reverse stock split of the Company’s common stock at a ratio of one-for-four, which became effective on September 30, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the par value of the common stock adjusted to $0.04 per share. The number of authorized shares of common stock under the Charter remains unchanged.
On September 26, 2024, the Company filed another Articles of Amendment to the Company’s Charter with the SDAT to (i) change the Company’s name to “National Healthcare Properties, Inc.” from “Healthcare Trust, Inc.” and (ii) adjust the par value of the Company’s common stock back to $0.01 per share following the Reverse Stock Split, both of which became effective on September 30, 2024. In connection with its name change, the Company, as the general partner of the OP, caused the name of the OP to be changed to “National Healthcare Properties Operating Partnership, L.P.” from “Healthcare Trust Operating Partnership, L.P.”
All share and per share data in this Quarterly Report on Form 10-Q have been adjusted for all periods presented to reflect the Reverse Stock Split.
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2025.
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
June 30, 2025
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its OMF segment. As of June 30, 2025, these leases had a weighted average remaining lease term of 5.7 years. Rent from tenants in the Company’s OMF segment is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in the Company’s OMF segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of June 30, 2025. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2025 (remainder)	$44,733
2026	87,531
2027	79,245
2028	68,224
2029	59,716
Thereafter	274,135
Total	$613,584

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The Company continually reviews receivables related to rent and unbilled rent and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under the leasing standards, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances affecting the credit risk of the tenant. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants, in accordance with current accounting rules, in the Company’s consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
The Company recorded reductions in revenue of $0.4 million and $0.6 million for uncollectable amounts during the three and six months ended June 30, 2025, respectively, and $0.6 million and $0.8 million for uncollectable amounts during the three and six months ended June 30, 2024, respectively.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three and six months ended June 30, 2025 and 2024. Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale. There was one SHOP property classified as held for sale as of June 30, 2025. Amounts related to this property are recorded in “assets held for sale” on the Company’s consolidated balance sheets. There were no properties classified as held for sale as of December 31, 2024.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. During the six months ended June 30, 2024, the Company acquired four properties. During the six months ended June 30, 2025, the Company did not acquire any properties. All acquisitions during the six months ended June 30, 2024 were asset acquisitions.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the six months ended June 30, 2025 or 2024.
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
June 30, 2025
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and building improvements, 15 years for land improvements and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
June 30, 2025
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
As of June 30, 2025, the Company owned 41 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of June 30, 2025 and December 31, 2024 consisted of deferred rent and net operating loss carryforwards.
Because of the TRS’s historical operating losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $11.4 million as of June 30, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2024, the Company had a deferred tax asset of $10.5 million with a full valuation allowance.
Stock-Based Compensation
The Company recognizes share-based payments to employees and directors, including grants of restricted shares of common stock and restricted stock units (including performance-based awards), in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period based on the grant date fair value of the award. Forfeitures of share-based awards are recognized as they occur.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily OMFs and SHOPs, which expand and diversify its portfolio and revenue base. The Company owned 175 properties (including one land parcel) as of June 30, 2025. No properties were acquired during the six months ended June 30, 2025.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Significant Concentrations
As of June 30, 2025 and 2024, the Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of June 30, 2025 and 2024:

	June 30,
State	2025	2024
Florida	22.4%	20.5%
Georgia	11.1%	*
Pennsylvania	10.7%	10.5%
Iowa	10.3%	*
*    Not greater than 10%.
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Amortization of in-place leases and other intangible assets (1)	$2,168	$3,585	$4,683	$6,669
Accretion of above- and below-market leases, net (2)	$(158)	$(284)	$(197)	$(784)
Amortization of above- and below-market ground leases, net (3)	$32	$57	$2,410	$96
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2025 (remainder)	2026	2027	2028	2029
In-place lease assets	$4,042	$7,298	$5,013	$3,704	$3,259
Other intangible assets	2	4	4	4	3
Total to be added to amortization expense	$4,044	$7,302	$5,017	$3,708	$3,262

Above-market lease assets	$(134)	$(239)	$(176)	$(138)	$(73)
Below-market lease liabilities	496	925	650	586	545
Total to be added to revenue from tenants	$362	$686	$474	$448	$472

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Dispositions
Three and Six Months Ended June 30, 2025
The Company disposed of three held-for-use OMFs and three held-for-use SHOPs during the three months ended June 30, 2025 for an aggregate contract sales price of $21.4 million. These dispositions resulted in an aggregate gain on sale of $2.7 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025.
The Company disposed of 15 held-for-use OMFs and three held-for-use SHOPs during the six months ended June 30, 2025 for an aggregate contract sales price of $189.8 million. These dispositions resulted in an aggregate gain on sale of $27.6 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
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
There was one SHOP classified as held for sale as of June 30, 2025. There were no properties classified as held for sale as of December 31, 2024.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Impairment Charges
The following table presents impairment charges by segment recorded during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
OMF	$1,142	$2,409	$1,889	$2,409
SHOP	14,070	—	25,222	260
Total impairment charges(1)	$15,212	$2,409	$27,111	$2,669
(1)Amounts presented for the six months ended June 30, 2025 primarily relate to two held-for-use SHOPs and two held-for-use OMF. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold or expected to be sold.
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of June 30, 2025 and December 31, 2024:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Interest Rate	Maturity
		(In thousands)	(In thousands)
Capital One OMF Loan (2)(4)	38	330,248	363,957	3.71%	3.58%	Fixed	Dec. 2026
Barclays OMF Loan	56	219,500	234,173	6.45%	6.45%	Fixed	June 2033
Multi-Property CMBS Loan(4)	15	85,771	116,037	4.60%	4.60%	Fixed	May 2028
BMO CMBS Loan	7	33,066	37,472	2.89%	2.89%	Fixed	Dec. 2031
Fox Ridge Chenal - Little Rock, AR	1	14,624	14,833	2.95%	2.95%	Fixed	May 2049
Fox Ridge North Little Rock - North Little Rock, AR	1	9,074	9,204	2.95%	2.95%	Fixed	May 2049
BMO CPC Mortgage	4	7,500	7,500	6.84%	6.84%	Fixed	March 2034
Fox Ridge Bryant - Bryant, AR	1	$6,381	$6,471	3.98%	3.98%	Fixed	May 2047
Gross mortgage notes payable	123	706,164	789,647	4.64%	4.56%
Deferred financing costs, net of accumulated amortization (3)		(8,516)	(9,304)
Mortgage premiums and discounts, net		(1,140)	(1,183)
Mortgage notes payable, net		$696,508	$779,160
_____________
(1)Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2025 and December 31, 2024.
(2)Variable rate loan, based on daily SOFR (as defined below) as of June 30, 2025 and December 31, 2024, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $330.2 million and $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of June 30, 2025 and December 31, 2024, respectively. In December 2024, the Company proactively executed an amendment to the hedged notional amount to match the expected prospective loan balance of $364.0 million. This amendment became effective in January 2025.
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
(4)2025 amounts include debt paydowns related to dispositions of $33.7 million on the Capital One OMF Loan, $30.6 million on the Multi-Property CMBS Loan and $14.7 million on the Barclays OMF Loan.
As of June 30, 2025, the Company had pledged $1.2 billion in total real estate investments, at cost, as collateral for its $706.2 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Barclays OMF Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of June 30, 2025, the Company was in compliance with these financial covenants.
See Note 5 — Credit Facilities -Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and credit facilities.
Note 5 — Credit Facilities
    The Company had the following credit facilities outstanding as of June 30, 2025 and December 31, 2024:

			Outstanding Facility Amount as of		Effective Interest Rate (2) (3)
Credit Facilities	Encumbered Properties (1)		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Interest Rate	Maturity
			(In thousands)	(In thousands)
Fannie Mae Master Credit Facilities:
Capital One Facility	11		$201,635	$203,405	6.84%	7.19%	Variable	Nov. 2026
KeyBank Facility	10		135,989	137,103	6.89%	7.24%	Variable	Nov. 2026
Total Fannie Mae Master Credit Facilities	21		$337,624	$340,508

OMF Warehouse Facility	—	(4)	—	21,708	—%	7.55%	Variable	Dec. 2026

Total Credit Facilities	21		$337,624	$362,216	6.86%	7.23%
________
(1)Encumbered properties are as of June 30, 2025.
(2)Calculated on a weighted average basis for all credit facilities outstanding as of June 30, 2025 and December 31, 2024, respectively.
(3)The Company has nine active non-designated interest rate cap agreements with an aggregate notional amount of $481.3 million which limited one-month SOFR to 3.50%.The Company did not designate these derivatives as hedges and, accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments in the consolidated statements of operations and comprehensive loss (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Capital One Fannie Mae Facility and KeyBank Fannie Mae Facility were 5.89% and 5.93%, respectively, as of both June 30, 2025 and December 31, 2024.
(4)The Company repaid in full and terminated the OMF Warehouse Facility in April 2025.
As of June 30, 2025, the Company had pledged $623.5 million in total real estate investments, at cost as collateral under its credit facilities. All of the real estate assets pledged to secure borrowings under the Company’s credit facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of June 30, 2025 were $431.6 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the credit facilities or other future financings.
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
June 30, 2025
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
Through June 30, 2025, the Company had provided cash deposits totaling $12.1 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. These deposits are recorded as restricted cash on the Company’s consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Master Credit Facilities. These deposits will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Master Credit Facilities.
OMF Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing. In April 2025, the Company repaid in full and terminated the facility.
Non-Designated Interest Rate Caps
As of June 30, 2025 the Company had nine non-designated interest rate cap agreements with an aggregate notional amount of $481.3 million which caps SOFR at 3.50% with terms through November 2026. The Company does not apply hedge accounting to these non-designated interest cap agreements, and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of comprehensive loss. See Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Master Credit Facilities, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration.
In April 2025, the Company terminated two interest rate caps with a notional of $21.7 million related to the OMF Warehouse Facility upon the facility’s full repayment.
In June 2025, the Company purchased three interest rate caps with a notional of $133.8 million for $1.1 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Master Credit Facilities. These interest rate caps were purchased in advance of interest rate caps set to expire.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2025 and thereafter, on all of the Company’s outstanding mortgage notes payable and credit facilities:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Credit Facilities	Total
2025 (remainder)	$436	$2,885	$3,321
2026	331,141	334,739	665,880
2027	922	—	922
2028	86,722	—	86,722
2029	982	—	982
Thereafter	285,961	—	285,961
Total	$706,164	$337,624	$1,043,788

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2025
Derivative assets, at fair value (non-designated)	$—	$1,755	$—	$1,755
Derivative assets, at fair value (designated)	—	9,453	—	9,453
Total	$—	$11,208	$—	$11,208

December 31, 2024
Derivative assets, at fair value (non-designated)	$—	$2,554	$—	$2,554
Derivative assets, at fair value (designated)	—	16,652	—	16,652
Total	$—	$19,206	$—	$19,206
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held for Use
The Company has impaired real estate investments held for use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.
See Note 3 — Real Estate Investments, Net - Assets Held for Use and Impairment Charges for additional details.
Real Estate Investments - Held for Sale
Real estate investments held for sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company classified one property as held for sale as of June 30, 2025 and none as of December 31, 2024.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		June 30, 2025		December 31, 2024
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$705,024	$684,141	$788,464	$747,542
Credit facilities	3	337,624	338,792	362,216	362,974
Total debt		$1,042,648	$1,022,933	$1,150,680	$1,110,516
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of derivatives.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(In thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$9,453	$16,652
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$1,755	$2,554
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2025 and December 31, 2024, the Company had one derivative with a notional value of $330.2 million and $378.5 million, respectively, designated as a cash flow hedges of interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. This derivative was used to hedge the variable cash flows associated with variable-rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from July 1, 2025 through June 30, 2026, the Company estimates that $7.2 million will be reclassified from other comprehensive income as a decrease to interest expense.
During the six months ended June 30, 2025, the Company received $1.5 million in connection with the partial unwind of a derivative. In conjunction with the partial unwind, the Company accelerated the reclassification of gains of $1.5 million from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. This gain was recorded as a reduction in interest expense in its consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives	$58	$2,272	$(1,141)	$9,319
Amount of gain reclassified from accumulated other comprehensive income into income as interest expense	$2,263	$3,548	$6,058	$8,315
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(15,836)	$(17,752)	$(30,365)	$(34,135)
Non-Designated Derivatives
These derivatives are used to manage the Company’s exposure to interest rate movements, but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net income and recorded in gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	9	$481,293	8	$369,218
__________
(1)Notional amount represents the currently active interest rate cap contracts.
(2)All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through November 2026. The actual one-month SOFR rates during the three months ended June 30, 2025 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting.
Three interest rate caps with an aggregate notional amount of $138.5 million matured in July 2025 and were replaced with three new interest rate caps with a notional of $133.8 million that limit one-month SOFR to 3.50% and will mature in November 2026.
Beginning in the year ended December 31, 2022, SOFR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Capital One Facility, KeyBank Facility and OMF Warehouse Facility. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and are presented within gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025	$11,208	$—	$—	$11,208	$—	$—	$11,208
December 31, 2024	$19,206	$—	$—	$19,206	$—	$—	$19,206
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2025, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of both June 30, 2025 and December 31, 2024, the Company had 28,448,845 and 28,296,439 shares of common stock outstanding, respectively, including unvested restricted shares, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases and shares issued as stock dividends from October 2020 and through January 2024. From October 2020 and through January 2024, the Company issued an aggregate of 5.2 million shares (as adjusted to reflect the Reverse Stock Split) in respect to the stock dividends. Except for restricted shares awarded under the Plan (as defined below), no shares of common stock were issued during the three and six months ended June 30, 2025, and, except for shares issued as stock dividends in January 2024, no other additional shares of common stock were issued during the year ended December 31, 2024.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not issue any shares of common stock pursuant to the DRIP.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The Company also had 100,000 Series A Preferred Units outstanding as of June 30, 2025 and December 31, 2024, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Preferred Stock Repurchase Program
On May 2, 2025, the Board authorized a stock repurchase program for up to an aggregate amount of $50.0 million of the Series A Preferred Stock and Series B Preferred Stock. During the three months ended June 30, 2025, the Company repurchased and retired 56,916 shares of Series A Preferred Stock at an average price of $14.46 and 66,213 shares of Series B Preferred Stock at an average price of $13.83, inclusive of commissions. Any repurchased shares are treated as authorized and unissued shares of preferred stock without designation as to class or series in accordance with Maryland law and the terms of the Series A Preferred Stock and Series B Preferred Stock and shown as a reduction of stockholder’s equity at cost.
Distributions and Dividends
Common Stock
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
Note 9 — Related Party Transactions and Arrangements
Fees Incurred in Connection with the Operations of the Company Prior to the Internalization
Prior to September 2024, the former Advisor managed the Company’s day-to-day business and received compensation and fees for providing services to the Company pursuant to an advisory agreement. Immediately following the Internalization, the Company and the Advisor (now a wholly owned subsidiary of the Company following the Internalization) terminated the advisory agreement by mutual agreement. The following describes certain expenses and fees that the Company was obligated to pay under the advisory agreement prior to its termination.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The Board previously approved the issuance of 359,250 Class B Units to the Advisor in connection with this arrangement. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of June 30, 2025, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however, none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units. In connection with the Internalization, immediately prior to Closing, the Advisor transferred 359,250 Class B Units to the Advisor Parent.
The advisory agreement also required the Company to pay the Advisor a base management fee. The fixed portion of the base management fee was equal to $1.625 million per month, while the variable portion of the base management fee was equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. In addition, the advisory agreement required the Company to pay the Advisor certain variable management/incentive fee quarterly in arrears. No incentive fee was incurred for the six months ended June 30, 2024. Upon termination of the advisory agreement, the Company is no longer obligated to pay the base management fee or the variable management/incentive fee.
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
Professional Fees and Other Reimbursements
Prior to the termination of the advisory agreement, the Company reimbursed the Advisor’s costs of providing administrative services including personnel costs. During the three and six months ended June 30, 2024, the Company incurred $3.0 million and $7.0 million, respectively, of reimbursement expenses from the Advisor for providing administrative services. These reimbursement expenses were included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Advisor was also reimbursed for services provided for which it incurred investment-related expenses or insourced expenses.
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
June 30, 2025
(Unaudited)
Summary of Related Party Expenses and Payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepayments) as of
	2025	2024	2025	2024
(In thousands)	Incurred	Incurred	Incurred	Incurred	June 30, 2025	December 31, 2024
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$—	$—	$20	$—	$—
Termination fees (1)	—	98,241	—	98,241	—	30,267
Ongoing fees and reimbursements:
Asset management fees	—	5,458	—	10,916	—	—
Professional fees and other reimbursements (2)	—	3,021	—	6,980	—	—
Property management fees (3)	—	1,022	—	2,492	—	—
Total related party operation fees and reimbursements	$—	$107,742	$—	$118,649	$—	$30,267
___________
(1)Reflects the Promissory Note issued to the Advisor Parent in connection with the Internalization, which was repaid in full in January 2025.
(2)Included in general and administrative expenses in the consolidated statements of operations.
(3)The three months and six ended June 30, 2024 include $0.1 million and $0.6 million, respectively, of leasing commissions which are capitalized and included in deferred costs, net on the Company’s consolidated balance sheets.
Internalization
For details regarding the terms of the Internalization, see Note 1 — Organization — Internalization.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
Under the LPA, if the common stock of the Company is listed on a national securities exchange, an affiliate of the Advisor Parent will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which (i) the market value of all issued and outstanding shares of common stock at the time of listing plus distributions since the Company’s initial public offering of common stock in 2013 exceeds (ii) the aggregate capital contributed by the original investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to the original investors in the Company’s initial public offering of common stock in 2013. None of these distributions has been earned through the date of this Quarterly Report on Form 10-Q and no such distribution was incurred during the three and six months ended June 30, 2025 or 2024. The Company currently expects it is highly unlikely that the OP will be obligated to make such a subordinated incentive listing distribution.
Subordinated Participation in Net Sales Proceeds
Under the LPA, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, an affiliate of the Advisor Parent will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to the original investors in the Company’s initial public offering of common stock in 2013 plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. None of these distributions has been earned through the date of this Quarterly Report on Form 10-Q and no such participation in net sales proceeds became due and payable during the three and six months ended June 30, 2025 or 2024.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Termination Fees
Under the LPA, upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, an affiliate of the Advisor Parent was entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors in the Company’s initial public offering of common stock in 2013. However, in accordance with the terms of the LPA, in connection with the Internalization and the Company’s termination of the Advisory Agreement, the affiliate of the Advisor Parent deferred its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. None of these fees has been earned through the date of this Quarterly Report on Form 10-Q and no such fees became due and payable during the six months ended June 30, 2025 or 2024. The Company currently expects it is highly unlikely that the OP will be obligated to make such subordinated termination distributions.
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
Note 11 — Equity-Based Compensation
Stock-Based Compensation
On May 22, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Compensation Plan of National Healthcare Properties, Inc. (the “Plan”). The Plan provides for the granting of stock-based compensation to employees and directors, including restricted shares of common stock, restricted stock units (“RSUs”) and long-term incentive partnership units in the OP. The maximum number of shares of common stock reserved for awards under the Plan is 1.9 million shares plus 6.5% of any shares issued and sold by the Company in any private or public offering that occurs following the approval of the Plan through, and including, an initial public offering of the Company’s common stock pursuant to an effective registration statement filed with the SEC. As of June 30, 2025, 1.7 million of the reserve shares are available for future equity rewards.

Under the Plan, the fair market value of restricted shares of common stock is expensed over the vesting period. Time-based restricted shares granted to the Board, executive officers and employees, which vest based solely upon passage of time, generally vest on a graded schedule over a period of one to three years. The fair value of time-based restricted shares is based on the Company’s most recently published NAV.

Performance-based RSUs granted to the executive officers and certain other employees may be earned and vest, if at all, at the end of a three-year performance period subject to continued employment through the performance period and the achievement of performance goals set forth in the related award agreements. The number of shares that ultimately vest based on performance can be either 0% or vary from 50% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance-based RSUs is determined based on the Company’s most recently published NAV and management’s expectation of the amount of RSUs to be earned and vested at the end of the performance period.

The total grant date fair value of time-based restricted shares and performance-based RSUs granted during the three and six months ended June 30, 2025 was $6.5 million.

Upon vesting of restricted shares and RSUs, the participant is required to pay the related tax withholding obligation, as applicable. The Company generally reduces the number of shares of common stock delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the Company’s most recently published NAV.

The following table summarizes stock-based compensation activity for the six months ended June 30, 2025 (units in thousands):

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	Number of Restricted Shares or RSUs	Weighted-Average Issue Price
Unvested, January 1, 2025	—	$—
Vested	—	—
Granted	202	32.15
Forfeitures	—	—
Unvested, June 30, 2025	202	$32.15
Total stock-based compensation cost was $0.6 million for the three and six months June 30, 2025, which was recognized in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. As of June 30, 2025 there was $7.5 million of future expenses related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 2.3 years.
Previous Restricted Share Plan
The Company previously adopted an employee and director incentive restricted share plan (the “RSP”), which provided the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”). The RSP expired in February 2023. As of June 30, 2025, there were no unvested shares under the RSP and the Company did not have any remaining unrecognized compensation cost related to unvested restricted share awards granted under the RSP. Compensation expense related to restricted shares was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2024	$16,640
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	(1,141)
Amount of gain reclassified from accumulated other comprehensive income	(6,058)
Balance, June 30, 2025	$9,441
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	June 30, 2025	December 31, 2024
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	2,065	2,212
Total Non-controlling Interests in the OP	4,643	4,790
Non-controlling Interests in property owning subsidiaries	806	775
Total Non-controlling interests	$5,449	$5,565
Net loss attributable to non-controlling interests in the Company’s consolidated statements of operations and comprehensive loss are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)	$(92)	$(92)
Loss attributable to Common OP Units held by third parties	91	513	98	579
Net loss attributable to non-controlling interests in the OP	45	467	6	487
Income attributable to non-controlling interests in property-owning subsidiaries	(14)	(15)	(29)	(35)
Net loss attributable to non-controlling interests	$31	$452	$(23)	$452
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three and six months ended June 30, 2025 and 2024, Series A Preferred Unit holders were paid $46,000 and $0.1 million, respectively.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the six months ended June 30, 2025 and 2024, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of June 30, 2025 would be redeemable for 124,161 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024 and the Reverse Stock Split.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended June 30,
Property Name (Dollar amounts in thousands)	Investment Date	June 30, 2025	June 30, 2025	June 30, 2025	December 31, 2024	2025	2024
Plaza Del Rio Outpatient Medical Campus Portfolio (1)	May 2015	$806	6.6%	$13,177	$12,763	—	—
_______
(1)Of the six total properties in the Plaza Del Rio Outpatient Medical Campus Portfolio, three properties were encumbered under the Capital One OMF Loan and one property was encumbered under the Multi-Property CMBS Loan. See Note 4 — Mortgage Notes Payable, Net and Note 5 — Credit Facilities  for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (see Note 1 — Organization and Note 8 — Stockholders’ Equity for additional details):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders (in thousands)	$(24,189)	$(119,916)	$(29,208)	$(138,916)
Basic and diluted weighted-average shares outstanding	28,296,439	28,296,438	28,296,439	28,291,789
Basic and diluted net loss per share	$(0.85)	$(4.24)	$(1.03)	$(4.91)
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
June 30, 2025
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested restricted shares (1)	2,930	13,107	1,473	13,105
Common OP Units (2)	124,161	124,161	124,161	124,161
Class B Units (3)	109,865	109,865	109,865	109,865
Total weighted average antidilutive common stock equivalents	236,956	247,133	235,499	247,131
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 219,339 and 52,428 unvested restricted shares outstanding as of June 30, 2025 and 2024, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of June 30, 2025 and 2024. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of June 30, 2025 and 2024. These Class B Units were unvested as of June 30, 2025 and 2024 (see Note 9 — Related Party Transactions and Arrangements for additional information).
Note 15 — Segment Reporting
The Company has two operating and reportable business segments: OMFs and SHOPs. The disclosures below for the three months ended June 30, 2025 and 2024 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes.
The Company’s CODM is provided financial data on a periodic basis which includes net operating income (“NOI”) for each of the reportable business segments. This serves as the profit or loss measure used by the CODM for performance assessment and resource allocation.
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
Net Operating Income
The Company evaluates the performance of the combined properties in each segment using NOI, which is defined as total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the consolidated financial statements in calculating consolidated income (loss) before income taxes. The Company uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated income (loss) before income taxes.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table presents the operating financial information for the Company’s two business segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
OMFs(1):
Revenue from tenants	$29,252	$34,671	$59,887	$69,270
Less: Property operating and maintenance	8,013	9,727	19,181	19,427
NOI	$21,239	$24,944	$40,706	$49,843

SHOPs:
Revenue from tenants	$56,080	$54,146	$111,888	$107,846
Less: Property operating and maintenance
Compensation related expenses(2)	27,003	27,983	53,849	55,731
Other property operating and maintenance(3)	18,832	17,295	38,358	34,992
NOI	$10,245	$8,868	$19,681	$17,123
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ NOI to consolidated net loss attributable to common stockholders is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders:
Net Operating Income:
OMFs	$21,239	24,944	$40,706	49,843
SHOPs	10,245	8,868	19,681	17,123
Total NOI	31,484	33,812	60,387	66,966
Impairment charges	(15,212)	(2,409)	(27,111)	(2,669)
Operating fees to related parties	—	(6,424)	—	(12,790)
Termination fees to related parties	—	(98,241)	—	(98,241)
Acquisition and transaction related	(497)	(357)	(548)	(499)
General and administrative	(5,406)	(4,668)	(10,618)	(11,436)
Depreciation and amortization	(18,539)	(21,928)	(42,245)	(42,666)
Gain (loss) on sale of real estate investment	2,652	(225)	27,641	(225)
Interest expense	(15,836)	(17,752)	(30,365)	(34,135)
Interest and other income	231	457	216	529
Gain on extinguishment of debt	257	—	257	—
Gain on non-designated derivatives	32	882	31	2,833
Loss before income taxes	(20,834)	(116,853)	(22,355)	(132,333)
Income tax expense (benefit)	—	(65)	6	(135)
Net loss	(20,834)	(116,918)	(22,349)	(132,468)
Net loss (gain) attributable to non-controlling interests	31	452	(23)	452
Preferred stock distributions	(3,386)	(3,450)	(6,836)	(6,900)
Net loss attributable to common stockholders	$(24,189)	$(119,916)	$(29,208)	$(138,916)

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table reconciles investments in real estate, net by segment to consolidated total assets as of the periods presented:

(In thousands)	June 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net:
OMF Segment	$847,346	$1,010,323
SHOP Segment	717,924	758,643
Total investments in real estate, net	1,565,270	1,768,966
Assets held for sale	1,725	—
Cash and cash equivalents	47,123	21,652
Restricted cash	56,047	52,443
Derivative assets, at fair value	11,208	19,206
Straight-line rent receivable, net	20,315	22,841
Operating lease right-of-use assets	6,841	7,480
Prepaid expenses and other assets	22,591	26,316
Deferred costs, net	18,465	21,269
Accounts receivable, net	9,311	5,850
Total assets	$1,758,896	$1,946,023
Note 16 — Commitments and Contingencies
As of June 30, 2025, the Company had six operating and five direct financing lease agreements. The six operating leases have durations, including assumed renewals, ranging from 17.4 years to 36.3 years, excluding an adjacent parking lot lease with a term of 1.3 years. The Company did not enter into any additional ground leases during the six months ended June 30, 2025.
As of June 30, 2025, the Company had ROU assets and liabilities of $6.8 million and $7.8 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 29.4 years and a weighted-average discount rate of 7.36% as of June 30, 2025. For each of the three months ended June 30, 2025 and 2024, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of$0.2 million on a straight-line basis in accordance with the current accounting guidance. For each of the six months ended June 30, 2025 and 2024, the Company paid cash of $0.4 million and recorded expense of $0.4 million. The ground operating lease expense is recorded in property operating and maintenance expense in the Company’s consolidated statements of operations and comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table reflects the base cash rental payments due from the Company for the next five years as of June 30, 2025:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2025 (remainder)	$317	$39
2026	627	79
2027	596	81
2028	597	83
2029	599	85
Thereafter	19,043	5,845
Total minimum lease payments	21,779	6,212
Less: amounts representing interest	(13,978)	(2,194)
Total present value of minimum lease payments	$7,801	$4,018
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of June 30, 2025. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
Subsequent to June 30, 2025, the Company disposed of one SHOP for the contract sales price of $1.8 million.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with the internalization of our property management and advisory functions; the geopolitical instability due to the ongoing military conflicts between Russia and Ukraine, including related impact on us, our tenants, operators and the global economy and financial markets; the increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States and its trading relationships; and that our ongoing or potential future transactions are subject to market conditions and capital availability and may not be identified or completed on favorable terms, or at all. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II — Other Information, Item IA — Risk Factors of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission.
Overview
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on outpatient medical facilities (“OMFs”) and senior housing operating properties (“SHOPs”). As of June 30, 2025, we owned 175 properties (including one land parcel) located in 30 states and comprised of 7.3 million rentable square feet.
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
We operate in two reportable business segments for management and financial reporting purposes: OMFs and SHOPs. All of our properties across both business segments are located throughout the United States. In our OMF operating segment, we own, manage and lease single- and multi-tenant OMFs where tenants are generally required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our OMFs. In our SHOP segment, we invest in seniors housing properties through the REIT Investment Diversification and Empowerment Act of 2007 structure. As of June 30, 2025, we had four eligible independent contractors operating 41 SHOPs.

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
Properties
The following table presents certain additional information about the properties we owned as of June 30, 2025:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased (1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
OMF Segment	133		3,771,395	91.0%	(5)	5.7	$1,171,156
SHOP Segment	42	(4)	3,571,182	83.0%	(5)	N/A	1,046,985
Total Portfolio	175		7,342,577				$2,218,141
________
(1)Inclusive of leases signed but not yet commenced as of June 30, 2025.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of June 30, 2025.
(3)Gross asset value represents total real estate investments, at cost ($2.2 billion total as of June 30, 2025) net of gross market lease intangible liabilities ($19.9 million total as of June 30, 2025). Cumulative impairment charges are reflected within gross asset value.
(4)Includes one parcel of land. As of June 30, 2025, we had 3,784 rentable units in our SHOP segment. The SHOP segment excludes one closed SHOP with 39 rentable units.
(5)Percentage leased for the OMF segment is presented as of the end of the period shown; percentage leased for the SHOP segment represents occupancy as of the end of the period shown.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Net loss attributable to common stockholders was $24.2 million and $119.9 million, respectively, for the three months ended June 30, 2025, and 2024. The following table shows our results of operations for the three months ended June 30, 2025 and 2024 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2025	2024	$
Revenue from tenants	$85,332	$88,817	$(3,485)

Operating expenses:
Property operating and maintenance	53,848	55,005	(1,157)
Impairment charges	15,212	2,409	12,803
Operating fees to related parties	—	6,424	(6,424)
Termination fees to related parties	—	98,241	(98,241)
Acquisition and transaction related	497	357	140
General and administrative	5,406	4,668	738
Depreciation and amortization	18,539	21,928	(3,389)
Total expenses	93,502	189,032	(95,530)
Operating loss before loss on sale of real estate investments	(8,170)	(100,215)	92,045
Gain (loss) on sale of real estate investments	2,652	(225)	2,877
Operating loss	(5,518)	(100,440)	94,922
Other expense:
Interest expense	(15,836)	(17,752)	1,916
Interest and other income	231	457	(226)
Gain on extinguishment of debt	257	—	257
Gain on non-designated derivatives	32	882	(850)
Total other expenses	(15,316)	(16,413)	1,097
Loss before income taxes	(20,834)	(116,853)	96,019
Income tax expense (benefit)	—	(65)	65
Net loss	(20,834)	(116,918)	96,084
Net loss attributable to non-controlling interests	31	452	(421)
Allocation for preferred stock	(3,386)	(3,450)	64
Net loss attributable to common stockholders	$(24,189)	$(119,916)	$95,727

Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$29,252	$34,671	$(5,419)	(15.6)%
Less: Property operating and maintenance	8,013	9,727	(1,714)	(17.6)%
NOI	$21,239	$24,944	$(3,705)	(14.9)%

	Number of Properties at June 30,		Occupancy at June 30,
	2025	2024	2025	2024
Total Portfolio	133	160	91.0%	90.3%
Revenue from tenants primarily reflects contractual rent received from tenants in our OMFs and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses in our OMF segment. Pursuant to many of our lease agreements in our OMFs, tenants are generally required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, certain capital expenditures, and salaries in addition to base rent. Property operating and maintenance expenses reflect the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and property management fees.
The OMF net operating income (“NOI”) decrease for the three months ended June 30, 2025 over the same period in 2024 was primarily driven by the disposition of 27 OMFs subsequent to June 30, 2024, which was partially offset by positive trends in revenue driven by occupancy gains. (See Note 15 - Segment Reporting to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our presentation of NOI for the segments).
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$56,080	$54,146	$1,934	3.6%
Less: Property operating and maintenance	45,835	45,278	557	1.2%
NOI	$10,245	$8,868	$1,377	15.5%

	Number of Properties at June 30,		Occupancy for the Three Months Ended June 30,
	2025	2024	2025	2024
Total Portfolio (1)	42	47	81.4%	75.8%
(1)Includes one and two land parcels for the three months ended June 30, 2025 and 2024, respectively.
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
The SHOP NOI increase for the three months ended June 30, 2025 over the same period in 2024 was primarily due to positive trends in revenue driven by occupancy gains, partially offset by higher operating expenses in 2025, and the disposition of three SHOPs subsequent to June 30, 2024.

Other Results of Operations
Impairment Charges
We recorded $15.2 million of impairment charges during the three months ended June 30, 2025, related primarily to a held-for-use SHOP ($14.1 million). This property was impaired to its contractual sales price as determined by its purchase and sale agreement and is expected to be sold. See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges.
Operating Fees to Related Parties
Prior to the consummation of the Internalization, our former Advisor and the Property Manager were paid for asset management and property management services for managing our properties on a day-to-day basis. Following the consummation of the Internalization, we are no longer paying the above-referenced fees to the related parties.
Operating fees to these related parties were $6.4 million for the three months ended June 30, 2024. No operating fees to related parties were incurred during the three months ended June 30, 2025 as a result of the Internalization.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements to our former Advisor.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were relatively consistent for the three months ended June 30, 2025 and 2024.
General and Administrative Expenses
General and administrative expenses increased by $0.7 million to $5.4 million for the three months ended June 30, 2025 from $4.7 million for the three months ended June 30, 2024, primarily due to the stock-based compensation incurred in the three months ended June 30, 2025.
See Note 11 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on stock-based compensation.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $3.4 million to $18.5 million for the three months ended June 30, 2025 from $21.9 million for the three months ended June 30, 2024. The decrease was primarily attributable to property dispositions subsequent to the second quarter of 2024.
Gain on Sale of Real Estate Investments
During the three months ended June 30, 2025, we disposed of three held-for-use OMFs and three held-for-use SHOPs for an aggregate contract sales price of $21.4 million. These dispositions resulted in an aggregate gain on sale of $2.7 million. During the three months ended June 30, 2024 we disposed of one SHOP for a contract sales price of $3.3 million and recorded a loss on sale of $0.2 million.
Interest Expense
Interest expense decreased by $1.9 million to $15.8 million for the three months ended June 30, 2025 from $17.8 million for the three months ended June 30, 2024. The decrease in interest expense was mainly due to lower average balances of our indebtedness and lower weighted average interest rates during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income was decreased by $0.2 million to $0.2 million for the three months ended June 30, 2025 from $0.5 million for the three months ended June 30, 2024. This decrease is due to excess insurance reimbursement in June 30, 2024, partially offset by higher interest rates on, and balances of, our cash accounts during the three months ended June 30, 2025.

Gain on extinguishment of debt
We recorded a $0.3 million gain on extinguishment of debt the three months ended June 30, 2025 in connection with the repayment of a loan prior to maturity relating to the sale of a property.
Gain (loss) on Non-Designated Derivatives
The gain (loss) in the three months ended June 30, 2025 and 2024 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our credit facilities, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Expense (Benefit)
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for the three months ended June 30, 2024. Income tax expense for the three months ended June 30, 2025 was not material.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through June 30, 2025. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.
Allocation for Preferred Stock Distributions
Allocation for preferred stock was $3.4 million for each of the three months ended June 30, 2025 and 2024. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and Series B Preferred Stock.

Comparison of the Six Months Ended June 30, 2025 and 2024
Net loss attributable to common stockholders was $29.2 million and $138.9 million, respectively, for the six months ended June 30, 2025 and 2024. The following table shows our results of operations for the six months ended June 30, 2025 and 2024 and the period to period change by line item of the consolidated statements of operations:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2025	2024
Revenue from tenants	$171,775	$177,116	$(5,341)

Operating expenses:
Property operating and maintenance	111,388	110,150	1,238
Impairment charges	27,111	2,669	24,442
Operating fees to related parties	—	12,790	(12,790)
Termination fees to related parties	—	98,241	(98,241)
Acquisition and transaction related	548	499	49
General and administrative	10,618	11,436	(818)
Depreciation and amortization	42,245	42,666	(421)
Total expenses	191,910	278,451	(86,541)
Operating loss before gain/ (loss) on sale of real estate investments	(20,135)	(101,335)	81,200
Gain (loss) on sale of real estate investments	27,641	(225)	27,866
Operating income (loss)	7,506	(101,560)	109,066
Other income (expense):
Interest expense	(30,365)	(34,135)	3,770
Interest and other income	216	529	(313)
Gain on extinguishment of debt	257	—	257
Gain on non-designated derivatives	31	2,833	(2,802)
Total other expenses	(29,861)	(30,773)	912
Loss before income taxes	(22,355)	(132,333)	109,978
Income tax expense	6	(135)	141
Net loss	(22,349)	(132,468)	110,119
Net (income) loss attributable to non-controlling interests	(23)	452	(475)
Allocation for preferred stock	(6,836)	(6,900)	64
Net loss attributable to common stockholders	$(29,208)	$(138,916)	$109,708

Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$59,887	$69,270	$(9,383)	(13.5)%
Less: Property operating and maintenance	19,181	19,427	(246)	(1.3)%
NOI	$40,706	$49,843	$(9,137)	(18.3)%

	Number of Properties at June 30,		Occupancy at June 30,
	2025	2024	2025	2024
Total Portfolio	133	160	91.0%	90.3%
Revenue from tenants primarily reflects contractual rent received from tenants in our OMFs and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses in our OMF segment. Pursuant to many of our lease agreements in our OMFs, tenants are generally required to pay their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, certain capital expenditures, and salaries in addition to base rent. Property operating and maintenance expenses reflect the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and property management fees.
The OMF NOI decrease for the six months ended June 30, 2025 over the same period in 2024 was primarily driven by the disposition of 27 OMFs subsequent to June 30, 2024, which was partially offset by positive trends in revenue driven by occupancy gains.
Segment Results — Seniors Housing - Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$111,888	$107,846	$4,042	3.7%
Less: Property operating and maintenance	92,207	90,723	1,484	1.6%
NOI	$19,681	$17,123	$2,558	14.9%

	Number of Properties at June 30,		Occupancy for the Six Months Ended June 30,
	2025	2024	2025	2024
Total Portfolio (1)	42	47	79.0%	77.4%
(1)Includes one and two land parcels for the six months ended June 30, 2025 and 2024, respectively.
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
The SHOP NOI increase for the six months ended June 30, 2025 over the same period in 2024 was primarily due to positive trends in revenue driven by occupancy gains, partially offset by higher operating expenses in 2025 and the disposition of three SHOPs subsequent to June 30, 2024.
Other Results of Operations
Impairment Charges
We recorded $27.1 million of impairment charges during the six months ended June 30, 2025 on three held-for-use SHOPs and two OMFs. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements. Three of the properties have been sold and the remaining are expected to be sold. We recorded $2.7 million of impairment charges during the six months ended June 30, 2024 on one held-for-use SHOP and one held-for-use OMF.

See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the six months ended June 30, 2025 and 2024.
Operating Fees to Related Parties
Operating fees to these related parties were $12.8 million for the six months ended June 30, 2024. No operating fees to related parties were incurred during the six months ended June 30, 2025 as a result of the Internalization.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements to our former Advisor.
Termination Fees to Related Parties
We recorded $98.2 million of termination fees to related parties in the six months ended June 30, 2024 as a result of our termination of the advisory agreement with the Advisor and transition to self-management through the Internalization.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were relatively flat for the six months ended June 30, 2025 and 2024.
General and Administrative Expenses
General and administrative expenses decreased by $0.8 million to $10.6 million for the six months ended June 30, 2025 compared to $11.4 million for the six months ended June 30, 2024. The decrease in general and administrative expenses was primarily due to $0.7 million of severance payments incurred in the six months ended June 30, 2024 made to former employees of the Former Advisor and savings in professional fees and insurance in the six months ended June 30, 2025. This was partially offset by the stock-based compensation incurred in the six months ended June 30, 2025.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $0.4 million to $42.2 million for the six months ended June 30, 2025 as compared with $42.7 million for the six months ended June 30, 2024. The decrease was primarily attributable to property dispositions subsequent to the second quarter of 2024, which was partly offset by amortization of deferred leasing commissions.
Gain (Loss) on Sale of Real Estate Investments
During the six months ended June 30, 2025, we disposed of 15 held-for-use OMFs and three held-for-use SHOPs for an aggregate contract sales price of $$189.8 million. These dispositions resulted in a gain on sale of $27.6 million.
During the six months ended June 30, 2024, we disposed of one SHOP for a contract sales price of $3.3 million. This disposition resulted in a loss on sale of $0.2 million in the six months ended June 30, 2024.
Interest Expense
Interest expense decreased by $3.8 million to $30.4 million for the six months ended June 30, 2025 from $34.1 million for the six months ended June 30, 2024. The decrease in interest expense was mainly due to lower average balances of our indebtedness and lower weighted average interest rates during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income decreased by $0.3 million to $0.2 million for the six months ended June 30, 2025 from $0.5 million. This decrease is due to excess insurance reimbursement in June 30, 2024, partially offset by higher interest rates on, and balances of, our cash accounts.
Gain on extinguishment of debt
We recorded a $0.3 million gain on extinguishment of debt the six months ended June 30, 2025 in connection with the repayment of a loan prior to maturity relating to the sale of a property.
Gain on Non-Designated Derivatives
Gain on non-designated derivative instruments for the six months ended June 30, 2025 and 2024 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Master Credit Facilities, which have floating interest rates.

Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for the six months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025 was not material.
Allocation for Preferred Stock
Allocation for preferred stock was $6.8 million for the six months ended June 30, 2025 and $6.9 million for the six months ended June 30, 2024. These amounts represent the allocation of our net loss that is attributable to holders of Series A Preferred Stock and Series B Preferred Stock.
Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Increase
(in thousands)	2025	2024	(Decrease)
Cash, cash equivalents and restricted cash, beginning of period	$74,095	$91,316	$(17,221)
Net cash (used in) provided by operating activities	(13,177)	8,935	(22,112)
Net cash provided by (used in) investing activities	76,144	(15,578)	91,722
Net cash used in financing activities	(33,892)	(3,700)	(30,192)
Cash, cash equivalents and restricted cash, end of period	$103,170	$80,973	$22,197
Cash Flows from Operating Activities
Cash flows provided by operating activities decreased by $22.1 million during the six months ended June 30, 2025 compared to the same period in 2024, primarily due to full repayment of the $30.3 million promissory note issued to the Advisor Parent in connection with the Internalization, which was repaid in full in January 2025. This was partially offset by a lower net loss in 2025 due to higher NOI generated by our properties.
Cash Flows from Investing Activities
Cash flows provided by investing activities increased by $91.7 million during the six months ended June 30, 2025 compared to the same period in 2024, primarily due to proceeds from the sale of 15 held-for-use OMFs during the six months ended June 30, 2025.
Cash Flows from Financing Activities
Cash flows used in financing activities decreased by $30.2 million during the six months ended June 30, 2025 compared to the same period in 2024, primarily due to the full repayment of the OMF Warehouse Facility for $21.7 million and preferred stock repurchases of $1.7 million in 2025 under our preferred stock repurchase program discussed below.
Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of our Series A Preferred Stock and Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next twelve months.
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
As of June 30, 2025, we had $47.1 million of cash and cash equivalents. The Barclays OMF Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.

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
Financings
As of June 30, 2025, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 44.9%. Net debt totaled $1.0 billion, which represents gross debt ($1.0 billion) less cash and cash equivalents ($47.1 million). Gross asset value totaled $2.2 billion, which represents total real estate investments, at cost ($2.2 billion) net of gross market lease intangible liabilities ($19.9 million). Cumulative impairment charges are reflected within gross asset value.
As of June 30, 2025, we had total gross borrowings of $1.0 billion, at a weighted-average interest rate of 5.36% and a weighted-average remaining term of 3.7 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.04% as of June 30, 2025.
As of June 30, 2025, the carrying value of our real estate investments, at cost was $2.2 billion, with $1.2 billion of this asset value pledged as collateral for mortgage notes payable and $623.5 million of this asset value pledged to secure advances under our credit facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the credit facilities, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of June 30, 2025 was $431.6 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of June 30, 2025, we had $706.2 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.64% and a weighted-average remaining term of 4.9 years.
Credit Facilities
As of June 30, 2025, $337.6 million was outstanding under our credit facilities, which bore interest at a weighted-average annual rate of 6.86% and had a weighted-average remaining term of 1.3 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our credit facilities was 5.91% as of June 30, 2025.
In April 2025, the Company repaid the OMF Warehouse Facility in full in the amount of $21.7 million plus unpaid interest and terminated the facility.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Master Credit Facilities for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of June 30, 2025, we had nine SOFR-based interest rate caps with an aggregate notional amount of $481.3 million, which limits one-month SOFR to 3.50% and have varying maturities through November 2026. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate credit facility borrowings.
As SOFR has increased beyond 3.50%, we received cash payments of $1.8 million in the six months ended June 30, 2025. We received $3.6 million of cash payments in the six months ended June 30, 2024.
We have three interest rate caps with a notional amount of $138.5 million which mature in July 2025, which represents the next maturing interest rate caps.

In April 2025, we terminated two interest rate caps with a notional of $21.7 million.
In June 2025, we purchased three interest rate caps with a notional of $133.8 million for $1.1 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Master Credit Facilities. These interest rate caps were purchased in advance of interest rate caps set to expire.
Capital Expenditures
During the six months ended June 30, 2025, our aggregate capital expenditures were $12.4 million. We anticipate our quarterly rate of capital expenditures for the OMF and SHOP segments throughout the remainder of 2025 to be relatively stable.
Dispositions — Three and Six Months Ended June 30, 2025
We disposed of three held-for-use OMFs and three held-for-use SHOPs during the three months ended June 30, 2025 for an aggregate contract sales price of $21.4 million. These dispositions resulted in an aggregate gain on sale of $2.7 million, which is presented in our consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025.
We disposed of 15 held-for-use OMFs and three held-for-use SHOPs during the six months ended June 30, 2025 for an aggregate contract sales price of $189.8 million. These dispositions resulted in an aggregate gain on sale of $27.6 million, which is presented in our consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
Dispositions — Subsequent to June 30, 2025
Subsequent to June 30, 2025, we disposed of one SHOP for the contract sales price of $1.8 million.
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
During the three months ended June 30, 2025, we repurchased and retired 56,916 shares of our Series A Preferred Stock at an average price of $14.46 and 66,213 shares of our Series B Preferred Stock at an average price of $13.83, inclusive of commissions.
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

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and AFFO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(24,189)	$(119,916)	$(29,208)	$(138,916)
Depreciation and amortization related to real estate assets	17,127	20,903	39,408	40,651
Impairment charges	15,212	2,409	27,111	2,669
(Gain) loss on sale of real estate investments	(2,652)	225	(27,641)	225
Adjustments for non-controlling interests	(146)	(120)	(202)	(221)
FFO (as defined by NAREIT) attributable to stockholders	5,352	(96,499)	9,468	(95,592)
(Amortization) accretion of market lease and other intangibles, net	(135)	(228)	2,196	(687)
Straight-line rent adjustments	(635)	(90)	(1,658)	98
Acquisition and transaction related (1)	497	357	548	499
Termination fees to related parties	—	98,241	—	98,241
Equity-based compensation	570	230	570	460
Depreciation and amortization on non-real estate assets	1,411	1,025	2,836	2,015
Mark-to-market losses from derivatives (2)	813	910	1,744	732
Non-cash components of interest expense (3)	1,481	862	2,339	488
Adjustments for non-controlling interests	(13)	(451)	(32)	(449)
Gain on extinguishment	(257)	—	(257)	—
Casualty-related charges (4)	7	17	122	76
AFFO attributable to stockholders	$9,091	$4,374	$17,876	$5,881
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the three months ended June 30, 2025.

	Three Months Ended
	March 31, 2025		June 30, 2025
(Dollars in thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Distributions to holders of Series A Preferred Stock	$1,834	52.4%	$1,800	52.5%
Distributions to holders of Series B Preferred Stock	1,616	46.2%	1,584	46.2%
Distributions paid to holders of Series A Preferred Units	47	1.4%	46	1.3%
Total cash distributions	$3,497	100.0%	$3,430	100.0%

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%	$—	—%
Available cash on hand (2)	3,497	100.0%	3,430	100.0%
Total source of distribution coverage	$3,497	100.0%	$3,430	100.0%

Cash flows used in operations (in accordance with GAAP)	$(21,229)		$(13,177)
Net loss (in accordance with GAAP)	$(1,515)		$(20,834)
______
(1)Assumes the use of available cash flows from operations before any other sources.
(2)Cash available cash on hand also includes proceeds from property dispositions and additional secured financings and borrowings under our credit facilities.
For the six months ended June 30, 2025, cash flows used in operations were $13.2 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with available cash on hand.
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
Inflation
We may be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of June 30, 2025, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2025 at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
All of the repurchases below were made on the open market at prevailing market prices plus related expenses under our preferred stock repurchase program, which authorizes the repurchase of up to $50 million of our preferred stock. We publicly announced this program on May 8, 2025 (dollars in thousands, except per share information).

7.375% Series A Cumulative Redeemable Perpetual Preferred Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	$—	$—
May 1, 2025 to May 31, 2025	21,116	13.83	21,116	—
June 1, 2025 to June 30, 2025	35,800	14.83	35,800	—
	56,916	$14.46	56,916	$48,268

7.125% Series B Cumulative Redeemable Perpetual Preferred Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	$—	$—
May 1, 2025 to May 31, 2025	30,413	13.40	30,413	—
June 1, 2025 to June 30, 2025	35,800	14.19	35,800	—
	66,213	$13.83	66.213	$48,268
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1 *+	Form of Non-Employee Director Restricted Stock Agreement
10.2 *+	Form of Restricted Stock Unit Agreement
10.3 *+	Form of Performance Stock Unit Agreement
10.4 +
2025 Omnibus Incentive Compensation Plan of National Healthcare Properties, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-8, filed with the Commission on May 22, 2025 and incorporated by reference herein)

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
32 **
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
______
*    Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan arrangement.

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

Dated: August 5, 2025