Form 10-Q
period 2025-09-30
National Healthcare Properties, Inc.
filed 2025-11-05
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2025, the registrant had 28,426,694 shares of common stock outstanding.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.
NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments, at cost:
Land	$176,510	$190,082
Buildings, fixtures and improvements	1,795,014	2,012,401
Acquired intangible assets	248,061	284,447
Construction in progress	2,535	7,867
Total real estate investments, at cost	2,222,120	2,494,797
Less: accumulated depreciation and amortization	(681,847)	(725,831)
Total real estate investments, net	1,540,273	1,768,966
Assets held-for-sale	6,215	—
Cash and cash equivalents	47,059	21,652
Restricted cash	55,477	52,443
Derivative assets, at fair value	8,415	19,206
Straight-line rent receivable, net	21,069	22,841
Operating lease right-of-use assets	7,280	7,480
Prepaid expenses and other assets	24,972	26,316
Accounts receivable, net	10,242	5,850
Deferred costs, net	18,055	21,269
Total assets	$1,739,057	$1,946,023

LIABILITIES AND EQUITY
Mortgage notes payable, net	$696,806	$779,160
Fannie Mae secured debt	336,181	362,216
Market lease intangible liabilities, net	5,114	6,125
Accounts payable and accrued expenses (including $30,267 due to related parties as of December 31, 2024)	46,440	89,575
Operating lease liabilities	8,266	8,109
Deferred rent	10,230	7,217
Distributions payable	3,372	3,496
Total liabilities	1,106,409	1,255,898
Stockholders’ Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,740,000 authorized; 3,845,515 and 3,977,144 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	38	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,680,000 authorized; 3,466,117 and 3,630,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	35	36
Common stock, $0.01 par value, 300,000,000 shares authorized, 28,426,694 and 28,296,439 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,132	1,132
Additional paid-in capital	2,530,535	2,533,706
Accumulated other comprehensive income	7,560	16,640
Distributions in excess of accumulated earnings	(1,912,081)	(1,866,994)
Total stockholders’ equity	627,219	684,560
Non-controlling interests	5,429	5,565
Total equity	632,648	690,125
Total liabilities and equity	$1,739,057	$1,946,023
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from tenants	$86,026	$88,940	$257,801	$266,056

Operating expenses:
Property operating and maintenance	53,845	56,407	165,880	166,557
Impairment charges	6,641	8,829	33,752	11,498
Operating fees to related parties	—	6,391	—	19,181
Termination fees to related parties	—	8,409	—	106,650
Acquisition and transaction related	91	5,187	639	5,686
General and administrative	5,671	5,502	15,642	16,938
Depreciation and amortization	18,029	20,720	60,274	63,386
Total expenses	84,277	111,445	276,187	389,896
Operating gain (loss) before gain on sale of real estate investments	1,749	(22,505)	(18,386)	(123,840)
Gain on sale of real estate investments	626	1,579	28,267	1,354
Operating income (loss)	2,375	(20,926)	9,881	(122,486)
Other expense:
Interest expense	(15,060)	(18,007)	(45,425)	(52,142)
Interest and other income	294	548	512	1,077
Gain on extinguishment of debt	—	—	257	—
(Loss) gain on non-designated derivatives	(77)	(2,384)	(46)	449
Total other expenses, net	(14,843)	(19,843)	(44,702)	(50,616)
Loss before income taxes	(12,468)	(40,769)	(34,821)	(173,102)
Income tax benefit	(66)	—	(60)	(135)
Net loss	(12,534)	(40,769)	(34,881)	(173,237)
Net (income) loss attributable to non-controlling interests	(21)	77	(44)	529
Allocation for preferred stock	(3,326)	(3,450)	(10,162)	(10,350)
Net loss attributable to common stockholders	(15,881)	(44,142)	(45,087)	(183,058)

Other comprehensive loss:
Unrealized loss on designated derivatives	(1,881)	(10,167)	(9,080)	(9,163)
Comprehensive loss attributable to common stockholders	$(17,762)	$(54,309)	$(54,167)	$(192,221)

Weighted-average shares outstanding — Basic and Diluted(1)	28,296,919	28,291,594	28,296,600	28,283,017
Net loss per share attributable to common stockholders — Basic and Diluted(1)	$(0.56)	$(1.56)	$(1.59)	$(6.47)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2024	3,977,144	40	3,630,000	$36	28,296,439	$1,132	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Share-based compensation	—	—	—	—	—	—	1,903	—	—	1,903	—	1,903
Common stock issuance, net of tax withholdings	—	—	—	—	11,026	—	(612)	—	—	(612)	—	(612)
Distributions declared on Series A Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	(5,410)	(5,410)	—	(5,410)
Distributions declared on Series B Preferred Stock, $1.34 per share	—	—	—	—	—	—	—	—	(4,752)	(4,752)	—	(4,752)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(139)	(139)
Repurchase of Series A Preferred Stock	(131,629)	(2)	—	—	—	—	(2,024)	—	—	(2,026)	—	(2,026)
Repurchase of Series B Preferred Stock	—	—	(163,883)	(1)	—	—	(2,479)	—	—	(2,480)	—	(2,480)
Net loss	—	—	—	—	—	—	—	—	(34,925)	(34,925)	44	(34,881)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(9,080)	—	(9,080)	—	(9,080)
Rebalancing of ownership percentage	—	—	—	—	—	—	41	—	—	41	(41)	—
Balance, September 30, 2025	3,845,515	$38	3,466,117	$35	28,307,465	$1,132	$2,530,535	$7,560	$(1,912,081)	$627,219	$5,429	$632,648

	Three Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in excess of accumulated earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2025	3,920,228	$40	3,563,787	$35	28,296,439	$1,132	$2,532,585	$9,441	$(1,896,200)	$647,033	$5,449	$652,482
Share-based compensation	—	—	—	—	—	—	1,333	—	—	1,333	—	1,333
Common stock issuance, net of tax withholdings	—	—	—	—	11,026	—	(612)	—	—	(612)	—	(612)
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,775)	(1,775)	—	(1,775)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Repurchase of Series A Preferred Stock	(74,713)	(2)	—	—	—	—	(1,203)	—	—	(1,205)	—	(1,205)
Repurchase of Series B Preferred Stock	—	—	(97,670)	—	—	—	(1,563)	—	—	(1,563)	—	(1,563)
Net loss	—	—	—	—	—	—	—	—	(12,555)	(12,555)	21	(12,534)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(1,881)	—	(1,881)	—	(1,881)
Rebalancing of ownership percentage	—	—	—	—	—	—	(5)	—	—	(5)	5	—
Balance, September 30, 2025	3,845,515	$38	3,466,117	$35	28,307,465	$1,132	$2,530,535	$7,560	$(1,912,081)	$627,219	$5,429	$632,648

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2023	3,977,144	$40	3,630,000	$36	27,886,255	$1,115	$2,509,303	$23,464	$(1,639,804)	$894,154	$6,429	$900,583
Share-based compensation	—	—	—	—	—	—	613	—	—	613	—	613
Distributions declared in common stock, $0.21 per share	—	—	—	—	410,184	17	23,678	—	(23,695)	—	—	—
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	(5,501)	(5,501)	—	(5,501)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	(4,849)	(4,849)	—	(4,849)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(139)	(139)
Net loss	—	—	—	—	—	—	—	—	(172,709)	(172,709)	(529)	(173,237)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(9,163)	—	(9,163)	—	(9,163)
Rebalancing of ownership percentage	—	—	—	—	—	—	103	—	—	103	(103)	—
Balance, September 30, 2024	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,697	$14,301	$(1,846,558)	$702,648	$5,658	$708,306

	Three Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders Equity	Non-controlling Interests	Total Equity
Balance, June 30, 2024	3,977,144	$40	3,630,000	$36	28,309,545	$1,132	$2,533,484	$24,468	$(1,802,415)	$756,745	$5,842	$762,587
Stock-based compensation	—	—	—	—	—	—	153	—	—	153	—	153
Distributions declared in common stock, $0.21 per share	—	—	—	—	(13,106)	—	—	—	—	—	—	—
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,833)	(1,833)	—	(1,833)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,617)	(1,617)	—	(1,617)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	—	—	—	(40,693)	(40,693)	(77)	(40,769)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	(10,167)	—	(10,167)	—	(10,167)
Rebalancing of ownership percentage	—	—	—	—	—	—	60	—	—	60	(60)	—
Balance, September 30, 2024	3,977,144	$40	3,630,000	$36	28,296,439	$1,132	$2,533,697	$14,301	$(1,846,558)	$702,648	$5,658	$708,306

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,881)	$(173,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,274	63,386
Amortization of deferred financing costs	3,035	2,519
Accretion of terminated swap	—	(1,218)
Amortization of mortgage premiums and discounts, net	65	67
Amortization (accretion) of market lease and other intangibles, net	2,022	(822)
Bad debt expense	659	914
Equity-based compensation	1,903	613
Gain on sale of real estate investments	(28,267)	(1,354)
Cash received from non-designated derivative instruments	2,609	5,405
Loss (gain) on non-designated derivative instruments	46	(449)
Impairment charges	33,752	11,498
Gain on extinguishment of debt	(257)	—
Deferred tax valuation allowance	1,215	2,126
Changes in assets and liabilities:
Straight-line rent receivable	(2,412)	(360)
Prepaid expenses and other assets	(7,155)	(2,303)
Termination fees payable to related parties	—	—
Accounts receivable, net	4,391	965
Accounts payable, accrued expenses and other liabilities	(35,838)	6,314
Deferred leasing costs	(7,182)	—
Deferred rent	3,013	(364)
Net cash used in operating activities	(3,008)	(86,300)
Cash flows from investing activities:
Property acquisitions	(250)	(5,606)
Capital expenditures	(16,953)	(16,400)
Investments in non-designated interest rate caps	—	(1,709)
Proceeds from sales of real estate investments	90,340	82,278
Net cash provided by investing activities	73,137	58,563
Cash flows from financing activities:
Payments on Fannie Mae and other secured debt	(26,034)	(4,327)
Proceeds from Fannie Mae and other secured debt	—	6,960
Payments on mortgage notes payable	(645)	(879)
Payments of deferred financing costs	(205)	(199)
Proceeds from promissory note	—	30,267
Repurchase of preferred stock	(4,503)	—
Distributions paid on Series A Preferred Stock	(5,410)	(5,501)
Distributions paid on Series B Preferred Stock	(4,752)	(4,849)
Distributions to non-controlling interest holders	(139)	(139)
Net cash (used in) provided by financing activities	(41,688)	21,333
Net change in cash, cash equivalents and restricted cash	$28,441	$(6,404)
Cash, cash equivalents and restricted cash, beginning of period	74,095	91,316
Cash, cash equivalents and restricted cash, end of period	$102,536	$84,912

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, end of period	$47,059	$32,858
Restricted cash, end of period	55,477	52,054
Cash, cash equivalents and restricted cash, end of period	$102,536	$84,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,716	$50,798
Cash paid for income and franchise taxes	495	411

Non-cash investing and financing activities:
Common stock issued through stock dividends	$—	$23,695
Preferred stock dividend declared	$(3,329)	$3,450
Mortgages issued with acquisition of real estate investments	$—	$7,500
Proceeds from real estate sales used to repay mortgage notes payable	$82,540	$—
Mortgage notes payable repaid with proceeds from real estate sales	$(82,540)	$—
Net change in accrued capital expenditures for the period	$4,143	$—

Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
As of September 30, 2025, the Company owned 174 properties (including one land parcel and one property classified as held-for-sale) located in 30 states and comprised of 7.3 million rentable square feet.
Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries, including taxable REIT subsidiaries (“TRSs”). Prior to the consummation of the Internalization (as defined below) on September 27, 2024, the Company’s former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), managed its day-to-day business with the assistance of its property manager, Healthcare Trust Properties, LLC (the “Property Manager”); the former Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”), and these related parties received compensation and fees for providing services to the Company. See the “Internalization” section in this Note for additional information.
As of September 30, 2025, the Company owned 40 (including one property classified as held-for-sale) SHOPs using the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in its SHOP segment. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor”. As of September 30, 2025, the Company had four eligible independent contractors operating 39 SHOPs.
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
Internalization
On September 27, 2024 (the “Closing Date”), the Company consummated (the “Closing”) the transactions (the “Internalization”) contemplated by that certain merger agreement dated August 6, 2024 (the “Internalization Agreement”) by and among the Company, HTI Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), the former Advisor and the former Advisor Parent.
Consummation of the Internalization resulted in the internalization of the Company’s management through the merger of the former Advisor with and into Merger Sub, with the former Advisor being the surviving entity and the termination of the Company’s prior arrangement for advisory management services provided by the former Advisor. All assets, contracts and employees necessary for the Company to conduct its business were contributed by the former Advisor Parent to the former Advisor prior to the Closing Date, including all of the equity interests in the Property Manager, which became a wholly-owned subsidiary of the Company following the Internalization.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Pursuant to the Internalization Agreement, on the Closing Date, (i) the outstanding membership interests of the former Advisor were converted into the right to receive from the Company an internalization fee of $98.2 million and (ii) the former Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate base management fee that the Company would have been required to pay to the former Advisor during the remaining three month notice period required to terminate the advisory agreement, and (y) a property management fee of $2.9 million, representing the aggregate management fees that the Company would have been required to pay to the Property Manager through the property management agreement, in each case subject to certain other adjustments (collectively, the “Closing Payments” in an aggregate amount of $106.6 million).
Pursuant to the Internalization Agreement, because the Closing Payments exceeded the Company’s Available Cash (as defined in the Internalization Agreement), the Company paid the former Advisor Parent an aggregate cash consideration of $75.0 million (such cash amount, the “Closing Date Cash Consideration”), and the Company issued to the former Advisor Parent an unsecured promissory note (the “Promissory Note”) in a principal amount of $30.3 million, equal to the difference between the Closing Date Cash Consideration and the Closing Payments, which Promissory Note was repaid in full in January 2025.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2025. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025.
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
September 30, 2025
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
Revenue Recognition
The Company’s revenues, which are derived primarily from lease contracts, include rent received from tenants in its OMF segment. As of September 30, 2025, these leases had a weighted average remaining lease term of 5.5 years. Rent from tenants in the Company’s OMF segment is recorded in accordance with the terms of each lease on a straight-line basis over the initial term of the lease. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. When the Company acquires a property, the acquisition date is considered to be the commencement date for purposes of this calculation. For new leases after acquisition, the commencement date is considered to be the date the tenant takes control of the space. For lease modifications, the commencement date is considered to be the date the lease modification is executed. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. Tenant revenue also includes operating expense reimbursements which generally increase with any increase in property operating and maintenance expenses in the Company’s OMF segment. In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.
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
The following table presents future base rent payments on a cash basis due to the Company over the next five years and thereafter as of September 30, 2025. These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short term in nature.

(In thousands)	Future Base Rent Payments
2025 (remainder)	$22,561
2026	88,614
2027	80,411
2028	69,397
2029	61,056
Thereafter	276,826
Total	$598,865

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The Company recorded reductions in revenue of $0.7 million for uncollectable amounts during the nine months ended September 30, 2025, and $0.1 million and $0.9 million for uncollectable amounts during the three and nine months ended September 30, 2024, respectively. Reductions in revenue for the three months ended September 30, 2025 was not material.
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
Disposal of real estate investments that represent a strategic shift in operations that will have a major effect on the Company’s operations and financial results are required to be presented as discontinued operations in the consolidated statements of operations. No properties were presented as discontinued operations during the three and nine months ended September 30, 2025 and 2024. Properties that are intended to be sold are to be designated as “held-for-sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held-for-sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held-for-sale. There was one SHOP property classified as held-for-sale as of September 30, 2025. Amounts related to this property are recorded in “assets held-for-sale” on the Company’s consolidated balance sheets. There were no properties classified as held-for-sale as of December 31, 2024.
Purchase Price Allocation
In both a business combination and an asset acquisition, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements on an as if vacant basis. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable assets or liabilities based on lease or property specific characteristics. In addition, any assumed mortgages receivable or payable and any assumed or issued non-controlling interests (in a business combination) are recorded at their estimated fair values. In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates. In allocating the fair value to any assumed or issued non-controlling interests, amounts are recorded at their fair value at the close of business on the acquisition date. In a business combination, the difference between the purchase price and the fair value of identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. In an asset acquisition, the difference between the acquisition price (including capitalized transaction costs) and the fair value of identifiable net assets acquired is allocated to the non-current assets. During the nine months ended September 30, 2024, the Company acquired four properties. During the nine months ended September 30, 2025, the Company did not acquire any properties. All acquisitions during the nine months ended September 30, 2024 were asset acquisitions.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The aggregate value of intangible assets related to customer relationships, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The Company did not record any intangible asset amounts related to customer relationships during the nine months ended September 30, 2025 or 2024.
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
September 30, 2025
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
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists, due to the inability to recover the carrying value of a property, the Company would recognize an impairment loss in the consolidated statements of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held-for-use. For properties held-for-sale, the impairment loss recorded would equal the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net loss because recording an impairment loss results in an immediate negative adjustment to earnings. For additional information, see Note 3 — Real Estate Investments, Net.
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
September 30, 2025
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
As of September 30, 2025, the Company owned 40 seniors housing properties which are leased and operated through its TRS. The TRS is a wholly-owned subsidiary of the OP. A TRS is subject to U.S. federal, state and local income taxes. The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset. Deferred income taxes result from temporary differences between the carrying amounts of the TRS’s assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024 consisted of deferred rent and net operating loss carryforwards.
Because of the TRS’s historical operating losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of the Company’s SHOP assets, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus the Company has provided a 100% valuation allowance of $11.7 million as of September 30, 2025. If and when the Company believes it is more likely than not that it will recover its deferred tax assets, the Company will reverse the valuation allowance as an income tax benefit in its consolidated statements of comprehensive loss. As of December 31, 2024, the Company had a deferred tax asset of $10.5 million with a full valuation allowance.
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
September 30, 2025
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
Certain prior period amounts within the Company’s consolidated statements of operations and comprehensive loss, and the notes thereto, have been reclassified to be consistent with the current period presentation. This reclassification did not affect the total assets, total liabilities, stockholder’s equity, net loss, or earnings per share in any of the periods reported.
Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily OMFs and SHOPs, which expand and diversify its portfolio and revenue base. The Company owned 174 properties (including one land parcel and one SHOP held-for-sale) as of September 30, 2025. No properties were acquired during the nine months ended September 30, 2025.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Significant Concentrations
As of September 30, 2025 and 2024, the Company had one tenant (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the portfolio on a straight-line basis.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of September 30, 2025 and 2024:

	September 30,
State	2025	2024
Florida	22.3%	21.1%
Georgia	11.3%	10.2%
Pennsylvania	11.0%	10.3%
Iowa	11.0%	*
*    Not greater than 10%.
Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place leases and other intangible assets, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Amortization of in-place leases and other intangible assets (1)	$2,137	$2,834	$6,820	$9,503
Accretion of above- and below-market leases, net (2)	$(196)	$(175)	$(393)	$(959)
Amortization of above- and below-market ground leases, net (3)	$32	$40	$2,442	$136
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization expense and adjustments to revenues for the next five years:

(In thousands)	2025 (remainder)	2026	2027	2028	2029
In-place lease assets	$2,118	$7,298	$5,013	$3,704	$3,259
Other intangible assets	1	4	4	4	3
Total to be added to amortization expense	$2,119	$7,302	$5,017	$3,708	$3,262

Above-market lease assets	$(65)	$(239)	$(176)	$(138)	$(73)
Below-market lease liabilities	263	925	650	586	545
Total to be added to revenue from tenants	$198	$686	$474	$448	$472

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Dispositions
Three and Nine Months Ended September 30, 2025
The Company disposed of one held-for-sale SHOP during the three months ended September 30, 2025 for a contract sales price of $1.8 million. This disposition resulted in a gain on sale of $0.1 million, which is included in the Company’s consolidated statements of operations and comprehensive loss for the three months ended September 30, 2025.
The Company disposed of 15 held-for-use OMFs and four SHOPs (three held-for-use and one held-for-sale) during the nine months ended September 30, 2025 for an aggregate contract sales price of $191.6 million. These dispositions resulted in an aggregate gain on sale of $28.3 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
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
Assets Held-for-Sale
When assets are identified by management as held-for-sale, the Company reflects them separately on its balance sheet and stops recognizing depreciation and amortization expense on the identified assets and estimates the sales price, net of costs to sell, of those assets. If the carrying amount of the assets classified as held-for-sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the assets exceeds the Company’s estimate of the net sales price of the assets. For held-for-sale properties, the Company predominately uses the contract sales price as fair market value.
There was one SHOP classified as held-for-sale as of September 30, 2025. There were no properties classified as held-for-sale as of December 31, 2024.
Assets Held-for-Use
When circumstances indicate the carrying value of a property classified as held-for-use may not be recoverable, the Company reviews the property for impairment. For the Company, the most common triggering events are (i) concerns regarding the tenant (i.e., credit or expirations) in the Company’s single-tenant properties or significant vacancy in the Company’s multi-tenant properties and (ii) changes to the Company’s expected holding period as a result of business decisions or non-recourse debt maturities. If a triggering event is identified, the Company considers the projected cash flows due to various performance indicators, and where appropriate, the Company evaluates the impact on its ability to recover the carrying value of the properties based on the expected cash flows on an undiscounted basis over its intended holding period. The Company makes certain assumptions in this approach including, among others, the market and economic conditions, expected cash flow projections, intended holding periods and assessments of terminal values. Where more than one possible scenario exists, the Company uses a probability weighted approach in estimating cash flows. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If the undiscounted cash flows over the expected hold period are less than the carrying value, the Company reflects an impairment charge to write the asset down to its fair value.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Impairment Charges
The following table presents impairment charges by segment recorded during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
OMF	$5,142	$8,829	$7,031	$11,238
SHOP	1,499	—	26,721	260
Total impairment charges(1)	$6,641	$8,829	$33,752	$11,498
(1)Amounts presented for the nine months ended September 30, 2025 primarily relate to held-for-use properties. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements or estimated fair value and were subsequently sold or expected to be sold.
Note 4 — Mortgage Notes Payable, Net
The following table reflects the Company’s mortgage notes payable as of September 30, 2025 and December 31, 2024:

		Outstanding Loan Amount as of		Effective Interest Rate (1) as of
Portfolio	Encumbered Properties	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Interest Rate	Maturity	Formerly known as:
		(In thousands)	(In thousands)
Secured Term Loan 1 due 2028(4)	15	85,771	116,037	4.60%	4.60%	Fixed	May 2028	Multi-Property CMBS Loan
Secured Term Loan 2 due 2026 (2)(4)	38	330,248	363,957	3.76%	3.63%	Fixed	Dec. 2026	Capital One OMF Loan
Secured Term Loan 3 due 2031	7	33,066	37,472	2.93%	2.93%	Fixed	Dec. 2031	BMO CMBS Loan
Secured Term Loan 4 due 2033	56	219,500	234,173	6.54%	6.54%	Fixed	June 2033	Barclays OMF Loan
Single Property Mortgage 1 due 2047	1	$6,335	$6,471	4.04%	4.04%	Fixed	May 2047	Fox Ridge Bryant
Single Property Mortgage 2 due 2049	1	14,519	14,833	2.99%	2.99%	Fixed	May 2049	Fox Ridge Chenal
Single Property Mortgage 3 due 2049	1	9,009	9,204	2.99%	2.99%	Fixed	May 2049	Fox Ridge North Little Rock
Multi Property Mortgage 1 due 2034	4	$7,500	$7,500	6.94%	6.94%	Fixed	March 2034	BMO CPC Mortgage
Gross mortgage notes payable	123	705,948	789,647	4.70%	4.62%
Deferred financing costs, net of accumulated amortization (3)		(8,024)	(9,304)
Mortgage premiums and discounts, net		(1,118)	(1,183)
Mortgage notes payable, net		$696,806	$779,160
_____________
(1)Calculated on a weighted average basis over 365 days for all mortgages outstanding as of September 30, 2025 and December 31, 2024.
(2)Variable rate loan, based on daily SOFR (as defined below) as of September 30, 2025 and December 31, 2024, which is fixed as a result of entering into “pay-fixed” interest rate swap agreements. The Company allocated $330.2 million and $378.5 million of its “pay-fixed” interest rate swaps to this mortgage consistently as of September 30, 2025 and December 31, 2024, respectively. In December 2024, the Company proactively executed an amendment to the hedged notional amount to match the expected prospective loan balance of $364.0 million. This amendment became effective in January 2025.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
As of September 30, 2025, the Company had pledged $1.2 billion in total real estate investments, at cost, as collateral for its $705.9 million of gross mortgage notes payable. This real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Barclays OMF Loan Agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of September 30, 2025, the Company was in compliance with these financial covenants.
See Note 5 — -Future Principal Payments for a schedule of principal payment requirements of the Company’s mortgage notes and other secured debt.
Note 5 — Fannie Mae and Other Secured Debt
    The Company had the following Fannie Mae and other secured debt outstanding as of September 30, 2025 and December 31, 2024:

		Outstanding Facility Amount as of		Effective Interest Rate (2) (3)
Fannie Mae Secured Debt	Encumbered Properties (1)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Interest Rate	Maturity	Formerly known as:
		(In thousands)	(In thousands)
Secured Fannie Mae Loan 1 due 2026	11	$200,751	$203,405	6.98%	7.29%	Variable	Nov. 2026	Capital One Facility
Secured Fannie Mae Loan 2 due 2026	10	135,430	137,103	7.03%	7.34%	Variable	Nov. 2026	KeyBank Facility
Total Fannie Mae Secured Debt	21	$336,181	$340,508	7.00%	7.31%

OMF Warehouse Facility(4)	—	—	21,708	—%	7.66%	Variable	Dec. 2026

Total Fannie Mae and Other Secured Debt	21	$336,181	$362,216	7.00%	7.33%
________
(1)Encumbered properties are as of September 30, 2025.
(2)Calculated on a weighted average basis over 365 days for all outstanding amount as of September 30, 2025 and December 31, 2024, respectively.
(3)The Company has six active non-designated interest rate cap agreements with an aggregate notional amount of $342.8 million which limited one-month SOFR to 3.50%.The Company did not designate these derivatives as hedges and, accordingly, the changes in value and any cash received from these derivatives are presented within gain (loss) on derivative instruments in the consolidated statements of operations and comprehensive loss (see Note 7 — Derivatives and Hedging Activities for additional details). Inclusive of the impact of these non-designated derivatives, the economic interest rates on the Fannie Mae and other secured debt were 6.00% and 5.99%, as of September 30, 2025 and December 31, 2024, respectively.
(4)The Company repaid in full and terminated the OMF Warehouse Facility in April 2025.
As of September 30, 2025, the Company had pledged $625.0 million in total real estate investments, at cost as collateral under its Fannie Mae and other secured debt. All of the real estate assets pledged to secure borrowings under the Company’s Fannie Mae and other secured debt are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unencumbered real estate investments, at cost as of September 30, 2025 were $418.9 million, although there can be no assurance as to the amount of liquidity the Company would be able to generate from using these unencumbered assets as collateral for future mortgage loans, future advances under the Fannie Mae and other secured debt or other future financings.
Fannie Mae Secured Debt
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master secured debt agreement with KeyBank (the “KeyBank Secured Debt”) and a master secured debt agreement with Capital One Multifamily Finance LLC, an affiliate of Capital One (the “Capital One Secured Debt” and, together with the KeyBank Secured Debt, “Fannie Mae Secured Debt”). Advances made under these agreements were assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The Company may request future advances under the Fannie Mae Secured Debt by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the Fannie Mae Secured Debt bore monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of 2.41% and 2.46% for the Capital One Secured Debt and the KeyBank Secured Debt, respectively. The Fannie Mae Secured Debt matures on November 1, 2026.
Through September 30, 2025, the Company had provided cash deposits totaling $12.1 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. These deposits are recorded as restricted cash on the Company’s consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Secured Debt. These deposits will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Secured Debt.
OMF Warehouse Facility
On December 22, 2023, the Company, through wholly-owned subsidiaries of the OP, entered into a loan agreement with Capital One to provide up to $50.0 million of variable-rate financing. In April 2025, the Company repaid in full and terminated the facility.
Non-Designated Interest Rate Caps
As of September 30, 2025 the Company had six non-designated interest rate cap agreements with an aggregate notional amount of $342.8 million which caps SOFR at 3.50% with terms through November 2026. The Company does not apply hedge accounting to these non-designated interest cap agreements, and changes in value as well as any cash received are presented within (loss) gain on non-designated derivatives in the Company’s consolidated statements of comprehensive loss. See Note 7 — Derivatives and Hedging Activities for additional information regarding the Company’s derivatives.
In connection with the Fannie Mae Secured Debt, the Company was required to enter into interest rate cap agreements which the Company periodically renews upon their expiration.
In April 2025, the Company terminated two interest rate caps with a notional of $21.7 million related to the OMF Warehouse Facility upon the facility’s full repayment.
In June 2025, the Company purchased three interest rate caps with a notional of $133.8 million for $1.1 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured Debt. These interest rate caps were purchased in advance of interest rate caps set to expire.
Future Principal Payments
The following table summarizes the scheduled aggregate principal payments for the five years subsequent to September 30, 2025 and thereafter, on all of the Company’s outstanding mortgage notes payable and other secured debt:

	Future Principal Payments
(In thousands)	Mortgage Notes Payable	Fannie Mae Secured Debt	Total
2025 (remainder)	$219	$1,442	$1,661
2026	331,141	334,739	665,880
2027	922	—	922
2028	86,722	—	86,722
2029	982	—	982
Thereafter	285,962	—	285,962
Total	$705,948	$336,181	$1,042,129

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of its Series A Preferred Stock and Series B Preferred Stock. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next twelve months. The Company expects to fund its future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by its operating activities, net cash provided by its property dispositions and potential new financings utilizing certain of its currently unencumbered properties.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2025
Derivative assets, at fair value (non-designated)	$—	$843	$—	$843
Derivative assets, at fair value (designated)	—	7,572	—	7,572
Total	$—	$8,415	$—	$8,415

December 31, 2024
Derivative assets, at fair value (non-designated)	$—	$2,554	$—	$2,554
Derivative assets, at fair value (designated)	—	16,652	—	16,652
Total	$—	$19,206	$—	$19,206
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held-for-Use
The Company has impaired real estate investments held-for-use, which were carried at fair value on a non-recurring basis on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.
See Note 3 — Real Estate Investments, Net - Assets Held-for-Use and Impairment Charges for additional details.
Real Estate Investments - Held-for-Sale
Real estate investments held-for-sale are carried at net realizable value on a non-recurring basis and are generally classified in Level 3 of the fair value hierarchy. The Company classified one property as held-for-sale as of September 30, 2025 and none as of December 31, 2024.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below:

		September 30, 2025		December 31, 2024
(In thousands)	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts, net	3	$704,830	$691,087	$788,464	$747,542
Other secured debt	3	336,181	336,752	362,216	362,974
Total debt		$1,041,011	$1,027,839	$1,150,680	$1,110,516
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of derivatives.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(In thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate “pay-fixed” swaps	Derivative assets, at fair value	$7,572	$16,652
Derivatives not designated as hedging instruments:
Interest rate caps	Derivative assets, at fair value	$843	$2,554
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2025 and December 31, 2024, the Company had one derivative with a notional value of $330.2 million and $378.5 million, respectively, designated as a cash flow hedges of interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. This derivative was used to hedge the variable cash flows associated with variable-rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, from October 1, 2025 through September 30, 2026, the Company estimates that $6.5 million will be reclassified from other comprehensive income as a decrease to interest expense.
During the nine months ended September 30, 2025, the Company received $1.5 million in connection with the partial unwind of a derivative. In conjunction with the partial unwind, the Company accelerated the reclassification of gains of $1.5 million from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. This gain was recorded as a reduction in interest expense in its consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented:

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$427	$(6,588)	$(714)	$2,732
Amount of gain reclassified from accumulated other comprehensive income into income as interest expense	$2,308	$3,579	$8,366	$11,895
Total amount of interest expense presented in the consolidated statements of operations and comprehensive loss	$(15,060)	$(18,007)	$(45,425)	$(52,142)
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
The Company had the following outstanding interest rate derivatives with current effective notional amounts that were not designated as hedges in qualified hedging relationships as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount (1)	Number of Instruments	Notional Amount (1)
		(In thousands)		(In thousands)
Interest rate caps (2)	6	$342,780	8	$369,218
__________
(1)Notional amount represents the currently active interest rate cap contracts.
(2)All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through November 2026. The actual one-month SOFR rates during the three months ended September 30, 2025 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
These derivatives are used to limit the Company’s exposure to interest rate movements for economic purposes, however, the Company has not elected to apply hedge accounting.
Beginning in the year ended December 31, 2022, SOFR exceeded 3.50% and the Company began receiving payments under these interest rate caps. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Fannie Mae and other secured debt. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to net loss and are presented within gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives (both designated and non-designated) as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

					Gross Amounts Not Offset in the Consolidated Balance Sheet
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025	$8,415	$—	$—	$8,415	$—	$—	$8,415
December 31, 2024	$19,206	$—	$—	$19,206	$—	$—	$19,206
Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2025, there were no derivatives in a net liability position. The Company is not required to post any collateral related to these agreements and was not in breach of any agreement provisions.
Note 8 — Stockholders’ Equity
Common Stock
As of September 30, 2025 and December 31, 2024, the Company had 28,426,694 and 28,296,439 shares of common stock outstanding, respectively, including 119,229 shares of unvested restricted stock outstanding as of September 30, 2025, shares issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases and shares issued as stock dividends from October 2020 and through January 2024. From October 2020 and through January 2024, the Company issued an aggregate of 5.2 million shares (as adjusted to reflect the Reverse Stock Split) in respect to the stock dividends. Except for restricted shares awarded under the Plan (as defined below), no shares of common stock were issued during the three and nine months ended September 30, 2025, and, except for shares issued as stock dividends in January 2024, no other additional shares of common stock were issued during the year ended December 31, 2024.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions paid in cash by the Company into shares of common stock. The Company has the right to amend the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded as equity in the accompanying consolidated balance sheets in the period distributions are declared. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not issue any shares of common stock pursuant to the DRIP.
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
September 30, 2025
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
The Company also had 100,000 Series A Preferred Units outstanding as of September 30, 2025 and December 31, 2024, which were accounted for as a component of non-controlling interests. See Note 13 — Non-controlling Interests for additional information.
Preferred Stock Repurchase Program
On May 2, 2025, the Board authorized a stock repurchase program for up to an aggregate amount of $50.0 million of the Series A Preferred Stock and Series B Preferred Stock. During the three months ended September 30, 2025, the Company repurchased and retired 74,713 shares of Series A Preferred Stock at an average price of $16.10 and 97,670 shares of Series B Preferred Stock at an average price of $16.03, inclusive of commissions. During the nine months ended September 30, 2025, the Company repurchased and retired 131,629 shares of Series A Preferred Stock at an average price of $15.39 and 163,883 shares of Series B Preferred Stock at an average price of $15.14, inclusive of commissions. Any repurchased shares are treated as authorized and unissued shares of preferred stock without designation as to class or series in accordance with Maryland law and the terms of the Series A Preferred Stock and Series B Preferred Stock and shown as a reduction of stockholder’s equity at cost.
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
Note 9 — Related Party Transactions and Arrangements
Fees Incurred in Connection with the Operations of the Company Prior to the Internalization
Prior to September 2024, the former Advisor managed the Company’s day-to-day business and received compensation and fees for providing services to the Company pursuant to an advisory agreement. Immediately following the Internalization, the Company and the former Advisor (now a wholly owned subsidiary of the Company following the Internalization) terminated the advisory agreement by mutual agreement. The following describes certain expenses and fees that the Company was obligated to pay under the advisory agreement prior to its termination.
Asset Management Fees
Under the limited partnership agreement of the OP (as amended from time to time, the “LPA”) and the previous advisory agreement and until March 31, 2015, for its asset management services, the Company issued the former Advisor an asset management subordinated participation by causing the OP to issue to the former Advisor partnership units of the OP designated as “Class B Units” (“Class B Units”). The Class B Units were intended to be profit interests and vest, and no longer are subject to forfeiture, at such time as: (x) the value of the OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “Economic Hurdle”); (y) any one of the following occurs: (1) a listing; (2) another liquidity event or (3) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; and (z) the former Advisor is still providing advisory services to the Company (the “Performance Condition”). Unvested Class B Units would be forfeited immediately if: (a) the advisory agreement is terminated for any reason other than a termination without cause; or (b) the advisory agreement is terminated by an affirmative vote of a majority of the Company’s independent directors without cause before the Economic Hurdle has been met.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The Board previously approved the issuance of 359,250 Class B Units to the former Advisor in connection with this arrangement. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the Performance Condition to be probable. As of September 30, 2025, the Company determined that achieving the Performance Condition was not yet considered probable for accounting purposes. The Board determined in February 2018 that the Economic Hurdle had been satisfied, however, none of the events have occurred, including a listing of the Company’s common stock on a national securities exchange, which would have satisfied the other vesting requirement of the Class B Units. Therefore, no expense has ever been recognized in connection with the Class B Units. In connection with the Internalization, immediately prior to Closing, the former Advisor transferred 359,250 Class B Units to the former Advisor Parent.
The advisory agreement also required the Company to pay the former Advisor a base management fee. The fixed portion of the base management fee was equal to $1.625 million per month, while the variable portion of the base management fee was equal to one-twelfth of 1.25% of the cumulative net proceeds of any equity issued by the Company and its subsidiaries subsequent to February 17, 2017 per month. In addition, the advisory agreement required the Company to pay the former Advisor certain variable management/incentive fee quarterly in arrears. No incentive fee was incurred for the nine months ended September 30, 2024. Upon termination of the advisory agreement, the Company is no longer obligated to pay the base management fee or the variable management/incentive fee.
In connection with the Internalization, on the Closing Date, the former Advisor Parent received an asset management fee of $10.9 million, representing the aggregate base management fee that the Company would have been required to pay to the former Advisor during the six month notice period required to terminate the advisory agreement, inclusive of $5.5 million of base management fees that the Company would have been required to pay to the former Advisor during the remaining three month notice period following the Closing Date.
Professional Fees and Other Reimbursements
Prior to the termination of the advisory agreement, the Company reimbursed the former Advisor’s costs of providing administrative services including personnel costs. During the three and nine months ended September 30, 2024, the Company incurred $2.7 million and $9.1 million, respectively, of reimbursement expenses from the former Advisor for providing administrative services. These reimbursement expenses were included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The former Advisor was also reimbursed for services provided for which it incurred investment-related expenses or insourced expenses.
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
September 30, 2025
(Unaudited)
Summary of Related Party Expenses and Payables
The following table details amounts incurred and payable in connection with the Company’s operations-related services described above as of and for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (Prepayments) as of
	2025	2024	2025	2024
(In thousands)	Incurred	Incurred	Incurred	Incurred	September 30, 2025	December 31, 2024
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$—	$—	$—	$21	$—	$—
Termination fees (1)	—	8,409	—	106,650	—	30,267
Ongoing fees and reimbursements:
Asset management fees	—	5,458	—	16,374	—	—
Professional fees and other reimbursements (2)	—	2,981	—	9,960	—	—
Property management fees (3)	—	1,069	—	3,561	—	—
Total related party operation fees and reimbursements	$—	$17,917	$—	$136,566	$—	$30,267
___________
(1)Reflects the Promissory Note issued to the former Advisor Parent in connection with the Internalization, which was repaid in full in January 2025.
(2)Included in general and administrative expenses in the consolidated statements of operations.
(3)The three months and nine ended September 30, 2024 include $0.1 million and $0.8 million, respectively, of leasing commissions which are capitalized and included in deferred costs, net on the Company’s consolidated balance sheets.
Internalization
For details regarding the terms of the Internalization, see Note 1 — Organization — Internalization.
Fees and Participations Incurred in Connection with a Listing or the Liquidation of the Company’s Real Estate Assets
Fees Incurred in Connection with a Listing
Under the LPA, if the common stock of the Company is listed on a national securities exchange, an affiliate of the former Advisor Parent will be entitled to receive a promissory note as evidence of its right to receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which (i) the market value of all issued and outstanding shares of common stock at the time of listing plus distributions since the Company’s initial public offering of common stock in 2013 exceeds (ii) the aggregate capital contributed by the original investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to the original investors in the Company’s initial public offering of common stock in 2013. None of these distributions has been earned through the date of this Quarterly Report on Form 10-Q and no such distribution was incurred during the three and nine months ended September 30, 2025 or 2024. The Company currently expects it is highly unlikely that the OP will be obligated to make such a subordinated incentive listing distribution.
Subordinated Participation in Net Sales Proceeds
Under the LPA, upon a liquidation or sale of all or substantially all of the Company’s assets, including through a merger or sale of stock, an affiliate of the former Advisor Parent will be entitled to receive a subordinated participation in the net sales proceeds of the sale of real estate assets from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to the original investors in the Company’s initial public offering of common stock in 2013 plus payment to investors of a 6.0% cumulative, pre-tax non-compounded annual return on the capital contributed by investors. None of these distributions has been earned through the date of this Quarterly Report on Form 10-Q and no such participation in net sales proceeds became due and payable during the three and nine months ended September 30, 2025 or 2024.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Termination Fees
Under the LPA, upon termination or non-renewal of the advisory agreement with the former Advisor, with or without cause, an affiliate of the former Advisor Parent was entitled to receive a promissory note as evidence of its right to receive subordinated termination distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors in the Company’s initial public offering of common stock in 2013. However, in accordance with the terms of the LPA, in connection with the Internalization and the Company’s termination of the advisory agreement, the affiliate of the former Advisor Parent deferred its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs. None of these fees has been earned through the date of this Quarterly Report on Form 10-Q and no such fees became due and payable during the nine months ended September 30, 2025 or 2024. The Company currently expects it is highly unlikely that the OP will be obligated to make such subordinated termination distributions.
Note 10 — Economic Dependency
Under various agreements, prior to the Internalization, the Company engaged the former Advisor, its affiliates and entities under common control with the former Advisor to provide certain services that were essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company and asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company was dependent upon the former Advisor and its affiliates prior to the Internalization.
Note 11 — Equity-Based Compensation
Stock-Based Compensation
On May 22, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Compensation Plan of National Healthcare Properties, Inc. (the “Plan”). The Plan provides for the granting of stock-based compensation to employees and directors, including restricted shares of common stock, restricted stock units (“RSUs”) and long-term incentive partnership units in the OP. The maximum number of shares of common stock reserved for awards under the Plan is 1.9 million shares plus 6.5% of any shares issued and sold by the Company in any private or public offering that occurs following the approval of the Plan through, and including, an initial public offering of the Company’s common stock pursuant to an effective registration statement filed with the SEC. As of September 30, 2025, 1.7 million of the reserve shares are available for future equity rewards.

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

The total grant date fair value of time-based restricted shares and performance-based RSUs granted during the nine months ended September 30, 2025 was $6.4 million, net of forfeitures. No awards were granted during the three months ended September 30, 2025.

Upon vesting of restricted shares and RSUs, the participant is required to pay the related tax withholding obligation, as applicable. The Company generally reduces the number of shares of common stock delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the Company’s most recently published NAV.

The following table summarizes stock-based compensation activity for the nine months ended September 30, 2025 (units in thousands):

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	Number of Restricted Shares or RSUs	Weighted-Average Issue Price
Unvested, January 1, 2025	—	$—
Vested	(30)	$32.15
Granted	202	$32.15
Forfeitures	(3)	$32.15
Unvested, September 30, 2025	169	$32.15
Total stock-based compensation cost was $1.3 million and $1.9 million for the three and nine months September 30, 2025, respectively, which was recognized in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. As of September 30, 2025 there was $6.1 million of future expenses related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 2.1 years.
Previous Restricted Share Plan
The Company previously adopted an employee and director incentive restricted share plan (the “RSP”), which provided the Company with the ability to grant awards of restricted shares of common stock (“restricted shares”). The RSP expired in February 2023. As of September 30, 2025, there were no unvested shares under the RSP and the Company did not have any remaining unrecognized compensation cost related to unvested restricted share awards granted under the RSP. Compensation expense related to restricted shares was $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.
Note 12 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented:

(In thousands)	Unrealized Gain on Designated Derivative
Balance, December 31, 2024	$16,640
Amount of gain recognized in accumulated other comprehensive income on interest rate derivatives	(714)
Amount of gain reclassified from accumulated other comprehensive income	(8,366)
Balance, September 30, 2025	$7,560
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 13 — Non-controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following:

	Balance as of
(In thousands)	September 30, 2025	December 31, 2024
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	2,036	2,212
Total Non-controlling Interests in the OP	4,614	4,790
Non-controlling Interests in property owning subsidiaries	815	775
Total Non-controlling interests	$5,429	$5,565
Net loss attributable to non-controlling interests in the Company’s consolidated statements of operations and comprehensive loss are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)	$(138)	$(138)
Loss attributable to Common OP Units held by third parties	22	147	120	726
Net loss attributable to non-controlling interests in the OP	(24)	101	(18)	588
Income attributable to non-controlling interests in property-owning subsidiaries	3	(24)	(26)	(59)
Net loss attributable to non-controlling interests	$(21)	$77	$(44)	$529
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the three and nine months ended September 30, 2025 and 2024, Series A Preferred Unit holders were paid $46,000 and $0.1 million, respectively.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the nine months ended September 30, 2025 and 2024, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of September 30, 2025 would be redeemable for 124,161 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024 and the Reverse Stock Split.
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
The following table summarizes the activity related to investment arrangements with the unaffiliated third parties:

						Distributions
		Third Party Net Investment Amount	Non-Controlling Ownership Percentage	Net Real Estate Assets Subject to Investment Arrangement		Three Months Ended September 30,
Property Name (Dollar amounts in thousands)	Investment Date	September 30, 2025	September 30, 2025	September 30, 2025	December 31, 2024	2025	2024
Plaza Del Rio Outpatient Medical Campus Portfolio (1)	May 2015	$815	4.6%	$13,127	$12,763	—	—
_______
(1)Of the six total properties in the Plaza Del Rio Outpatient Medical Campus Portfolio, three properties were encumbered under the Capital One OMF Loan and one property was encumbered under the Multi-Property CMBS Loan. See Note 4 — Mortgage Notes Payable, Net and Note 5 — for additional information.
Note 14 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the periods presented and has been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (see Note 1 — Organization and Note 8 — Stockholders’ Equity for additional details):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders (in thousands)	$(15,881)	$(44,142)	$(45,087)	$(183,058)
Basic and diluted weighted-average shares outstanding	28,296,919	28,291,594	28,296,600	28,283,017
Basic and diluted net loss per share	$(0.56)	$(1.56)	$(1.59)	$(6.47)
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
September 30, 2025
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested restricted shares (1)	18,143	—	5,014	—
Common OP Units (2)	124,161	124,161	124,161	124,161
Class B Units (3)	109,865	109,865	109,865	109,865
Total weighted average antidilutive common stock equivalents	252,169	234,026	239,040	234,026
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 200,422 and zero unvested restricted shares outstanding as of September 30, 2025 and 2024, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 405,998 Common OP Units outstanding as of September 30, 2025 and 2024. The securities held by the Company are eliminated in consolidation.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current redemption rate reflecting adjustments for the effect of the stock dividends and the Reverse Stock Split (see Note 1 — Organization for additional details). There were 359,250 Class B Units outstanding as of September 30, 2025 and 2024. These Class B Units were unvested as of September 30, 2025 and 2024 (see Note 9 — Related Party Transactions and Arrangements for additional information).
Note 15 — Segment Reporting
The Company has two operating and reportable business segments: OMFs and SHOPs. The disclosures below for the three months ended September 30, 2025 and 2024 are presented for the Company’s two reportable business segments for management and internal financial reporting purposes.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table presents the operating financial information for the Company’s two business segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
OMFs(1):
Revenue from tenants	$29,022	$34,303	$88,908	$103,573
Less: Property operating and maintenance	8,391	10,656	28,219	30,083
NOI	$20,631	$23,647	$60,689	$73,490

SHOPs:
Revenue from tenants	$57,004	$54,637	$168,893	$162,483
Less: Property operating and maintenance
Compensation related expenses(2)	27,022	27,565	80,871	83,413
Other property operating and maintenance(3)	18,432	18,186	56,790	53,061
NOI	$11,550	$8,886	$31,232	$26,009
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Reconciliation to Consolidated Financial Information
A reconciliation of the total reportable segments’ NOI to consolidated net loss attributable to common stockholders is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders:
Net Operating Income:
OMFs	$20,631	23,647	$60,689	73,490
SHOPs	11,550	8,886	31,232	26,009
Total NOI	32,181	32,533	91,921	99,499
Impairment charges	(6,641)	(8,829)	(33,752)	(11,498)
Operating fees to related parties	—	(6,391)	—	(19,181)
Termination fees to related parties	—	(8,409)	—	(106,650)
Acquisition and transaction related	(91)	(5,187)	(639)	(5,686)
General and administrative	(5,671)	(5,502)	(15,642)	(16,938)
Depreciation and amortization	(18,029)	(20,720)	(60,274)	(63,386)
Gain (loss) on sale of real estate investment	626	1,579	28,267	1,354
Interest expense	(15,060)	(18,007)	(45,425)	(52,142)
Interest and other income	294	548	512	1,077
Gain on extinguishment of debt	—	—	257	—
Gain on non-designated derivatives	(77)	(2,384)	(46)	449
Loss before income taxes	(12,468)	(40,769)	(34,821)	(173,102)
Income tax expense (benefit)	(66)	—	(60)	(135)
Net loss	(12,534)	(40,769)	(34,881)	(173,237)
Net loss (gain) attributable to non-controlling interests	(21)	77	(44)	529
Preferred stock distributions	(3,326)	(3,450)	(10,162)	(10,350)
Net loss attributable to common stockholders	$(15,881)	$(44,142)	$(45,087)	$(183,058)

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table reconciles investments in real estate, net by segment to consolidated total assets as of the periods presented:

(In thousands)	September 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net:
OMF Segment	$834,441	$1,010,323
SHOP Segment	705,832	758,643
Total investments in real estate, net	1,540,273	1,768,966
Assets held-for-sale	6,215	—
Cash and cash equivalents	47,059	21,652
Restricted cash	55,477	52,443
Derivative assets, at fair value	8,415	19,206
Straight-line rent receivable, net	21,069	22,841
Operating lease right-of-use assets	7,280	7,480
Prepaid expenses and other assets	24,972	26,316
Deferred costs, net	18,055	21,269
Accounts receivable, net	10,242	5,850
Total assets	$1,739,057	$1,946,023
Note 16 — Commitments and Contingencies
As of September 30, 2025, the Company had six operating and five direct financing lease agreements. The six operating leases have durations, including assumed renewals, ranging from 17.1 years to 36.1 years, excluding an adjacent parking lot lease with a term of 1.0 year. The Company did not enter into any additional ground leases during the nine months ended September 30, 2025.
As of September 30, 2025, the Company had ROU assets and liabilities of $7.3 million and $8.3 million, respectively, which are included in operating lease right-of-use assets and operating lease liabilities, respectively, on the Company’s consolidated balance sheets. In determining operating ROU assets and lease liabilities for the Company’s existing operating leases upon the adoption of the lease guidance issued in 2019, as well as for new operating leases in the current period, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment.
The Company’s ground operating leases have a weighted-average remaining lease term, including assumed renewals, of 29.2 years and a weighted-average discount rate of 7.37% as of September 30, 2025. For each of the three months ended September 30, 2025 and 2024, the Company paid cash of $0.2 million for amounts included in the measurement of lease liabilities and recorded expense of $0.2 million on a straight-line basis in accordance with the current accounting guidance. For each of the nine months ended September 30, 2025 and 2024, the Company paid cash of $0.6 million and recorded expense of $0.6 million The ground operating lease expense is recorded in property operating and maintenance expense in the Company’s consolidated statements of operations and comprehensive loss.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
The following table reflects the base cash rental payments due from the Company for the next five years as of September 30, 2025:

	Future Base Rent Payments
(In thousands)	Operating Leases	Direct Financing Leases (1)
2025 (remainder)	$220	$20
2026	866	79
2027	775	81
2028	597	83
2029	599	85
Thereafter	19,044	5,845
Total minimum lease payments	22,101	6,193
Less: amounts representing interest	(13,835)	(2,176)
Total present value of minimum lease payments	$8,266	$4,017
_______
(1)The direct finance lease liability is included in accounts payable and accrued expenses on the balance sheet as of September 30, 2025. The direct financing lease asset is included as part of building and improvements as the land component was not required to be bifurcated under ASU 840.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
Subsequent to September 30, 2025, the Company disposed of one SHOP in Georgia, for a contract sales price of $6.3 million. As of September 30, 2025, the SHOP was classified as held-for-sale.
Subsequent to September 30, 2025, the Company entered into separate purchase and sale agreements to sell four properties consisting of two SHOPs and two OMFs for an aggregate contract sales price of $4.7 million. The Company can provide no assurance that these dispositions will close on the expected timeline or at all.
In October 2025, the Company purchased two interest rate caps with a notional of $146.1 million for $0.4 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured Debt. These interest rate caps were purchased in advance of interest rate caps set to expire.

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
Overview
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on outpatient medical facilities (“OMFs”) and senior housing operating properties (“SHOPs”). As of September 30, 2025, we owned 174 properties (including one land parcel and one property classified as held-for-sale) located in 30 states and comprised of 7.3 million rentable square feet.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Prior to consummation of the Internalization on September 27, 2024, our former Advisor managed our day-to-day business with the assistance of our property manager, Healthcare Trust Properties, LLC (the “Property Manager”); the former Advisor and Property Manager were under common control with AR Global Investments, LLC (the “Advisor Parent”) and these related parties received compensation and fees for providing services to us. In connection with the Internalization, we internalized our advisory and property management functions with our own dedicated workforce; the Property Manager became our wholly-owned subsidiary as a result of the Internalization (See Note 1 - Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q).
We operate in two reportable business segments for management and financial reporting purposes: OMFs and SHOPs. All of our properties across both business segments are located throughout the United States. In our OMF operating segment, we own, manage and lease single- and multi-tenant OMFs where tenants are generally required to pay their pro rata share of property operating expenses, which may be subject to expense exclusions and floors, in addition to base rent. Our Property Manager or third-party managers manage our OMFs. In our SHOP segment, we invest in seniors housing properties through the REIT Investment Diversification and Empowerment Act of 2007 structure. As of September 30, 2025, we had four eligible independent contractors operating 39 SHOPs.

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
Properties
The following table presents certain additional information about the properties we owned as of September 30, 2025:

Portfolio	Number of Properties		Rentable Square Feet	Percentage Leased (1)		Weighted Average Remaining Lease Term in Years (2)	Gross Asset Value (3)
							(In thousands)
OMF Segment	133		3,771,395	90.6%	(5)	5.5	$1,165,275
SHOP Segment	41	(4)	3,538,285	84.9%	(5)	N/A	1,043,136
Total Portfolio	174		7,309,680				$2,208,411
________
(1)Percentage leased as of September 30, 2025.
(2)Weighted-average remaining lease term in years is calculated based on square feet as of September 30, 2025.
(3)Gross asset value represents total real estate investments, at cost ($2.2 billion total as of September 30, 2025) net of gross market lease intangible liabilities ($19.9 million total as of September 30, 2025). Cumulative impairment charges are reflected within gross asset value.
(4)Includes one parcel of land. As of September 30, 2025, we had 3,730 rentable units in our SHOP segment. The SHOP segment excludes one vacant SHOP property.
(5)Percentage leased for the OMF segment is presented as of the end of the period shown; percentage leased for the SHOP segment represents occupancy as of the end of the period shown.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
Net loss attributable to common stockholders was $15.9 million and $44.1 million, respectively, for the three months ended September 30, 2025 and 2024. The following table shows our results of operations for the three months ended September 30, 2025 and 2024 and the period to period change by line item of the consolidated statements of operations:

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2025	2024	$
Revenue from tenants	$86,026	$88,940	$(2,914)

Operating expenses:
Property operating and maintenance	53,845	56,407	(2,562)
Impairment charges	6,641	8,829	(2,188)
Operating fees to related parties	—	6,391	(6,391)
Termination fees to related parties	—	8,409	(8,409)
Acquisition and transaction related	91	5,187	(5,096)
General and administrative	5,671	5,502	169
Depreciation and amortization	18,029	20,720	(2,691)
Total expenses	84,277	111,445	(27,168)
Operating loss before loss on sale of real estate investments	1,749	(22,505)	24,254
Gain on sale of real estate investments	626	1,579	(953)
Operating income (loss)	2,375	(20,926)	23,301
Other expense:
Interest expense	(15,060)	(18,007)	2,947
Interest and other income	294	548	(254)
Gain on non-designated derivatives	(77)	(2,384)	2,307
Total other expenses	(14,843)	(19,843)	5,000
Loss before income taxes	(12,468)	(40,769)	28,301
Income tax benefit	(66)	—	(66)
Net loss	(12,534)	(40,769)	28,235
Net loss attributable to non-controlling interests	(21)	77	(98)
Allocation for preferred stock	(3,326)	(3,450)	124
Net loss attributable to common stockholders	$(15,881)	$(44,142)	$28,261

Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$29,022	$34,303	$(5,281)	(15.4)%
Less: Property operating and maintenance	8,391	10,656	(2,265)	(21.3)%
NOI	$20,631	$23,647	$(3,016)	(12.8)%

	Number of Properties at September 30,		Ending Occupancy at September 30,
	2025	2024	2025	2024
Total Portfolio	133	153	90.6%	90.5%
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
The OMF net operating income (“NOI”) decrease for the three months ended September 30, 2025 over the same period in 2024 was primarily driven by OMF dispositions subsequent to September 30, 2024, which was partially offset by increased expense recovery from tenants (See Note 15 - Segment Reporting to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our presentation of NOI for the segments).
Segment Results — Seniors Housing Operating Properties
The following table presents the revenue and property operating and maintenance expenses and the period to period change within our SHOP segment for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$57,004	$54,637	$2,367	4.3%
Less: Property operating and maintenance	45,454	45,751	(297)	(0.6)%
NOI	$11,550	$8,886	$2,664	30.0%

	Number of Properties at September 30,		Average Occupancy for the Three Months Ended September 30,
	2025	2024	2025	2024
Total Portfolio (1)	41	45	83.2%	77.5%
(1)Includes one land parcel for both the three months ended September 30, 2025 and 2024.
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
The SHOP NOI increase for the three months ended September 30, 2025 over the same period in 2024 was primarily due to positive trends in revenue driven by occupancy gains and lower insurance expenses in 2025, which were partially offset by dispositions subsequent to September 30, 2024.

Other Results of Operations
Impairment Charges
We recorded $6.6 million of impairment charges during the three months ended September 30, 2025. This impairment was recorded to reduce the carrying value of two SHOPs and two OMFs to their estimated fair value.
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
Operating fees to these related parties were $6.4 million for the three months ended September 30, 2024. No operating fees to related parties were incurred during the three months ended September 30, 2025 as a result of the Internalization.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements to our former Advisor.
Termination Fees to Related Parties
We recorded $8.4 million of termination fees to related parties in the three months ended September 30, 2024 as a result of our termination of the advisory agreement with the former Advisor and our transition to self-management through the Internalization.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased by $5.1 million to $0.1 million for the three months ended September 30, 2025 from $5.2 million for the three months ended September 30, 2024, primarily due to advisory, legal and other professional costs and non-recurring employee transition expenses directly related to the Internalization incurred in 2024.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million to $5.7 million for the three months ended September 30, 2025 from $5.5 million for the three months ended September 30, 2024, primarily due to the stock-based compensation expense incurred in the three months ended September 30, 2025. This increase was partially offset by lower professional fees for the three months ended September 30, 2025.
See Note 11 — Equity-Based Compensation to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on stock-based compensation.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $2.7 million to $18.0 million for the three months ended September 30, 2025 from $20.7 million for the three months ended September 30, 2024. The decrease was primarily attributable to property dispositions subsequent to the third quarter of 2024.
Gain on Sale of Real Estate Investments
Gain on sale of real estate investments decreased by $1.0 million to $0.6 million for the three months ended September 30, 2025 from $1.6 million for the three months ended September 30, 2024, primarily due to the disposal of seven OMFs, one SHOP and one land parcel for an aggregate contract sales price of $79.3 million and an aggregate gain on sale of $1.6 million in 2024.
Interest Expense
Interest expense decreased by $2.9 million to $15.1 million for the three months ended September 30, 2025 from $18.0 million for the three months ended September 30, 2024. The decrease in interest expense was mainly due to lower average balances of our indebtedness during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income decreased by $0.3 million to $0.3 million for the three months ended September 30, 2025 from $0.5 million for the three months ended September 30, 2024. This decrease is due to excess insurance reimbursement in September 30, 2024, partially offset by higher interest rates on, and balances of, our cash accounts during the three months ended September 30, 2025.
Gain (loss) on Non-Designated Derivatives
The gain (loss) in the three months ended September 30, 2025 and 2024 on non-designated derivative instruments related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt, which have floating interest rates. The relevant amounts in each period represent the change in value and any cash received on the non-designated derivatives.
Income Tax Benefit
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax benefit of approximately $0.1 million for the three months ended September 30, 2025. Income tax benefit for the three months ended September 30, 2024 was not material.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through September 30, 2025. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.
Allocation for Preferred Stock Distributions
Allocation for preferred stock decreased by $0.1 million to $3.3 million for the three months ended September 30, 2025 from $3.5 million for the three months ended September 30, 2024. The decrease is due to repurchases of our preferred stock during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Net loss attributable to common stockholders was $45.1 million and $183.1 million, respectively, for the nine months ended September 30, 2025 and 2024. The following table shows our results of operations for the nine months ended September 30, 2025 and 2024 and the period to period change by line item of the consolidated statements of operations:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2025	2024
Revenue from tenants	$257,801	$266,056	$(8,255)

Operating expenses:
Property operating and maintenance	165,880	166,557	(677)
Impairment charges	33,752	11,498	22,254
Operating fees to related parties	—	19,181	(19,181)
Termination fees to related parties	—	106,650	(106,650)
Acquisition and transaction related	639	5,686	(5,047)
General and administrative	15,642	16,938	(1,296)
Depreciation and amortization	60,274	63,386	(3,112)
Total expenses	276,187	389,896	(113,709)
Operating loss before gain/ (loss) on sale of real estate investments	(18,386)	(123,840)	105,454
Gain on sale of real estate investments	28,267	1,354	26,913
Operating income (loss)	9,881	(122,486)	132,367
Other income (expense):
Interest expense	(45,425)	(52,142)	6,717
Interest and other income	512	1,077	(565)
Gain on extinguishment of debt	257	—	257
(Loss) gain on non-designated derivatives	(46)	449	(495)
Total other expenses	(44,702)	(50,616)	5,914
Loss before income taxes	(34,821)	(173,102)	138,281
Income tax expense	(60)	(135)	75
Net loss	(34,881)	(173,237)	138,356
Net (income) loss attributable to non-controlling interests	(44)	529	(573)
Allocation for preferred stock	(10,162)	(10,350)	188
Net loss attributable to common stockholders	$(45,087)	$(183,058)	$137,971

Segment Results — Outpatient Medical Facilities
The following table presents the revenue and property operating and maintenance expense and the period to period change within our OMF segment for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$88,908	$103,573	$(14,665)	(14.2)%
Less: Property operating and maintenance	28,219	30,083	(1,864)	(6.2)%
NOI	$60,689	$73,490	$(12,801)	(17.4)%

	Number of Properties at September 30,		Ending Occupancy at September 30,
	2025	2024	2025	2024
Total Portfolio	133	153	90.6%	90.5%
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
The OMF NOI decrease for the nine months ended September 30, 2025 over the same period in 2024 was primarily driven by OMF dispositions subsequent to September 30, 2024, which was partially offset by increased expense recovery from tenants.
Segment Results — Seniors Housing - Operating Properties
The following table presents the revenue and property operating and maintenance expense and the period to period change within our SHOP segment for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase (Decrease) to NOI
(in thousands)	2025	2024	$	%
Revenue from tenants	$168,893	$162,483	$6,410	3.9%
Less: Property operating and maintenance	137,661	136,474	1,187	0.9%
NOI	$31,232	$26,009	$5,223	20.1%

	Number of Properties at September 30,		Average Occupancy for the Nine Months Ended September 30,
	2025	2024	2025	2024
Total Portfolio (1)	41	45	81.0%	76.4%
(1)Includes one land parcel for both the nine months ended September 30, 2025 and 2024,.
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
The SHOP NOI increase for the nine months ended September 30, 2025 over the same period in 2024 was primarily due to positive trends in revenue driven by occupancy gains and lower insurance expenses in 2025, which were partially offset by dispositions subsequent to September 30, 2024.
Other Results of Operations
Impairment Charges
We recorded $33.8 million of impairment charges during the nine months ended September 30, 2025 on five SHOPs and four OMFs. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements or estimated fair value.
We recorded $11.5 million of impairment charges during the nine months ended September 30, 2024 on two OMFs and one SHOP which were disposed in the nine months ended September 30, 2024.

See Note 3 — Real Estate Investments, Net to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the impairment charges for the nine months ended September 30, 2025 and 2024.
Operating Fees to Related Parties
Operating fees to these related parties were $19.2 million for the nine months ended September 30, 2024. No operating fees to related parties were incurred during the nine months ended September 30, 2025 as a result of the Internalization.
See Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q which provides detail on our fees and expense reimbursements to our former Advisor.
Termination Fees to Related Parties
We recorded $106.7 million of termination fees to related parties in the nine months ended September 30, 2024 as a result of our termination of the advisory agreement with the former Advisor and our transition to self-management through the Internalization.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses decreased by $5.0 million to $0.6 million for the nine months ended September 30, 2025 compared to $5.7 million for the nine months ended September 30, 2024. The decrease is primarily due to advisory, legal and other professional costs and non-recurring employee transition expenses directly related to the Internalization incurred in 2024.
General and Administrative Expenses
General and administrative expenses decreased by $1.3 million to $15.6 million for the nine months ended September 30, 2025 compared to $16.9 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses was primarily due to $0.7 million of severance payments incurred in the nine months ended September 30, 2024 made to employees of the former Advisor and lower professional fees in the nine months ended September 30, 2025. This was partially offset by the stock-based compensation incurred in the nine months ended September 30, 2025.
Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $3.1 million to $60.3 million for the nine months ended September 30, 2025 as compared with $63.4 million for the nine months ended September 30, 2024. The decrease was primarily attributable to property dispositions subsequent to the third quarter of 2024, which was partly offset by amortization of deferred leasing commissions.
Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2025, we disposed of 15 held-for-use OMFs and four SHOPs (three held-for-use and one held-for-sale) for an aggregate contract sales price of $191.6 million and recorded an an aggregate gain on sale of $28.3 million.
During the nine months ended September 30, 2024, we disposed of seven OMFs, two SHOPs and one land parcel for an aggregate contract sales price of $82.6 million and recorded an aggregate gain on sale of $1.4 million.
Interest Expense
Interest expense decreased by $6.7 million to $45.4 million for the nine months ended September 30, 2025 from $52.1 million for the nine months ended September 30, 2024. The decrease in interest expense was mainly due to lower average balances of our indebtedness nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Our interest expense in future periods will vary based on our level of future borrowings and the cost of borrowings, among other factors (including the impact of variable rates to the extent such borrowings are not hedged). Continued high interest rates may adversely impact the terms on which we may borrow in the future and thus our results of operations.
Interest and Other Income
Interest and other income includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income decreased by $0.6 million to $0.5 million for the nine months ended September 30, 2025 from $1.1 million. This decrease is due to excess insurance reimbursement in September 30, 2024.

Gain on extinguishment of debt
We recorded a $0.3 million gain on extinguishment of debt the nine months ended September 30, 2025 in connection with the repayment of a loan prior to maturity relating to the sale of a property.
Gain on Non-Designated Derivatives
Gain on non-designated derivative instruments for the nine months ended September 30, 2025 and 2024 related to interest rate caps that are designed to protect us from adverse interest rate changes in connection with the Fannie Mae Secured Debt, which have floating interest rates.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for both nine months ended September 30, 2025 and 2024.
Allocation for Preferred Stock
Allocation for preferred stock decreased by $0.2 million to $10.2 million for the nine months ended September 30, 2025 from $10.4 million for the nine months ended September 30, 2024. The decrease is due to repurchases of our preferred stock during the nine months ended September 30, 2025.
Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Increase
(in thousands)	2025	2024	(Decrease)
Cash, cash equivalents and restricted cash, beginning of period	$74,095	$91,316	$(17,221)
Net cash used in operating activities	(3,008)	(86,300)	83,292
Net cash provided by investing activities	73,137	58,563	14,574
Net cash (used in) provided by financing activities	(41,688)	21,333	(63,021)
Cash, cash equivalents and restricted cash, end of period	$102,536	$84,912	$17,624
Cash Flows from Operating Activities
Cash flows provided by operating activities increased by $83.3 million during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to payments to the former Advisor Parent including partial repayment of the promissory note issued in connection with the Internalization (the “Promissory Note”) of $76.4 million in 2024.
Cash Flows from Investing Activities
Cash flows provided by investing activities increased by $14.6 million during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to proceeds from the sale of 15 held-for-use OMFs and four held-for-use SHOPs during the nine months ended September 30, 2025 and lower costs incurred relating to property acquisitions in 2025.
Cash Flows from Financing Activities
Cash flows used in financing activities decreased by $63.0 million during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the incurrence of the $30.3 million balance on the Promissory Note in 2024, full repayment of the OMF Warehouse Facility for $21.7 million in 2025 and preferred stock repurchases of $4.5 million in 2025 under our preferred stock repurchase program discussed below.
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
We expect to fund our future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our operating activities, net cash provided by our property dispositions (as discussed below) and potential new financings utilizing certain of our currently unencumbered properties.
As of September 30, 2025, we had $47.1 million of cash and cash equivalents. The Barclays OMF Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Internalization
Pursuant to the merger agreement dated August 6, 2024 (the “Internalization Agreement”) effecting the Internalization, (i) the outstanding membership interests of the former Advisor were converted into the right to receive from us an internalization fee of $98.2 million and (ii) the former Advisor Parent received (x) an asset management fee of $5.5 million, representing the aggregate base management fee that we would have been required to pay to our former Advisor during the remaining three month notice period required to terminate the advisory agreement, and (y) a property management fee of $2.9 million, representing the aggregate management fees that we would have been required to pay to the Property Manager through the current term of the property management agreement, subject to certain other adjustments (collectively, the “Closing Payments” in an aggregate amount of $106.6 million). For more information regarding the Internalization, including the fees paid therewith, see Note 1 — Organization and Note 9 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Following the Internalization, we are no longer required to pay asset management and property management fees to the former Advisor Parent.
Financings
As of September 30, 2025, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 45.1%. Net debt totaled $1.0 billion, which represents gross debt ($1.0 billion) less cash and cash equivalents ($47.1 million). Gross asset value totaled $2.2 billion, which represents total real estate investments, at cost ($2.2 billion) net of gross market lease intangible liabilities ($19.9 million). Cumulative impairment charges are reflected within gross asset value.
As of September 30, 2025, we had total gross borrowings of $1.0 billion, at a weighted-average interest rate of 5.44% and a weighted-average remaining term of 3.5 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.11% as of September 30, 2025.
As of September 30, 2025, the carrying value of our real estate investments, at cost was $2.2 billion, with $1.2 billion of this asset value pledged as collateral for mortgage notes payable and $625.0 million of this asset value pledged to secure advances under our Fannie Mae and other secured debt. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Fannie Mae and other secured debt, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of September 30, 2025 was $418.9 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of September 30, 2025, we had $705.9 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 4.70% and a weighted-average remaining term of 4.6 years.
Fannie Mae and Other Secured Debt
As of September 30, 2025, $336.2 million was outstanding under our Fannie Mae and other secured debt, which bore interest at a weighted-average annual rate of 7.00% and had a weighted-average remaining term of 1.1 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate was 6.00% as of September 30, 2025.

In April 2025, we repaid the OMF Warehouse Facility in full in the amount of $21.7 million plus unpaid interest and terminated the facility.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Secured Debt for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of September 30, 2025, we had six SOFR-based interest rate caps with an aggregate notional amount of $342.8 million, which limits one-month SOFR to 3.50% and have varying maturities through November 2026. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate secured debt.
As SOFR has increased beyond 3.50%, we received cash payments of $2.6 million in the nine months ended September 30, 2025. We received $5.4 million of cash payments in the nine months ended September 30, 2024.
In April 2025, we terminated two interest rate caps with a notional of $21.7 million.
In June 2025, we purchased three interest rate caps with a notional of $133.8 million for $1.1 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured Debt. These interest rate caps were purchased in advance of interest rate caps set to expire.
In October 2025, we purchased two interest rate caps with a notional of $146.1 million for $0.4 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured Debt. These interest rate caps were purchased in advance of interest rate caps set to expire.
Capital Expenditures
During the nine months ended September 30, 2025, our aggregate capital expenditures were $17.0 million. We anticipate our quarterly rate of capital expenditures for the OMF and SHOP segments throughout the remainder of 2025 to be relatively consistent with the prior quarters.
Dispositions — Three and Nine Months Ended September 30, 2025
We disposed of one held-for-sale SHOP during the three months ended September 30, 2025 for a contract sales price of $1.8 million. This disposition resulted in a gain on sale of $0.1 million, which is included in our consolidated statements of operations and comprehensive loss for the three months ended September 30, 2025.
We disposed of 15 held-for-use OMFs and four SHOPs (three held-for-use and one held-for-sale) during the nine months ended September 30, 2025 for an aggregate contract sales price of $191.6 million. These dispositions resulted in an aggregate gain on sale of $28.3 million, which is included in our consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
Dispositions — Subsequent to September 30, 2025
Subsequent to September 30, 2025, we disposed of one SHOP in Georgia for a contract sales price of $6.3 million. As of September 30, 2025, the SHOP was classified as held-for-sale.
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
During the three months ended September 30, 2025, we repurchased and retired 74,713 shares of Series A Preferred Stock at an average price of $16.10 and 97,670 shares of Series B Preferred Stock at an average price of $16.03, inclusive of commissions. During the nine months ended September 30, 2025, we repurchased and retired 131,629 shares of Series A Preferred Stock at an average price of $15.39 and 163,883 shares of Series B Preferred Stock at an average price of $15.14, inclusive of commissions.

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

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and AFFO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders (in accordance with GAAP)	$(15,881)	$(44,142)	$(45,087)	$(183,058)
Depreciation and amortization related to real estate assets	16,647	19,293	56,055	59,944
Impairment charges	6,641	8,829	33,752	11,498
(Gain) loss on sale of real estate investments	(626)	(1,579)	(28,267)	(1,354)
Adjustments for non-controlling interests	(73)	(64)	(275)	(285)
FFO (as defined by NAREIT) attributable to stockholders	6,708	(17,663)	16,178	(113,255)
(Amortization) accretion of market lease and other intangibles, net	(174)	(134)	2,022	(822)
Straight-line rent adjustments	(753)	(458)	(2,411)	(360)
Acquisition and transaction related (1)	91	5,187	639	5,686
Termination fees to related parties	—	8,409	—	106,650
Equity-based compensation	1,333	153	1,903	613
Depreciation and amortization on non-real estate assets	1,382	1,427	4,218	3,442
Mark-to-market losses from derivatives (2)	911	4,224	2,655	4,956
Non-cash components of interest expense (3)	761	880	3,100	1,368
Adjustments for non-controlling interests	(10)	(91)	(42)	(540)
Gain on extinguishment	—	—	(257)	—
Casualty-related charges (4)	115	2	237	77
AFFO attributable to stockholders	$10,364	$1,936	$28,242	$7,815
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

The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the three months ended September 30, 2025.

	Three Months Ended						Year-To-Date
	March 31, 2025		June 30, 2025		September 30, 2025		September 30, 2025
(Dollars in thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Distributions to holders of Series A Preferred Stock	$1,834	52.4%	$1,800	52.5%	$1,776	52.6%	$5,410	52.6%
Distributions to holders of Series B Preferred Stock	1,616	46.2%	1,584	46.2%	1,552	46.1%	4,752	46.1%
Distributions paid to holders of Series A Preferred Units	47	1.4%	46	1.3%	46	1.4%	139	1.3%
Total cash distributions	$3,497	100.0%	$3,430	100.0%	$3,374	100.1%	$10,301	100.0%

Source of distribution coverage:
Cash flows used in operations (1)	$—	—%	$—	—%	$3,374	100.0%	$—	—%
Available cash on hand (2)	3,497	100.0%	3,430	100.0%	—	—%	10,301	100.0%
Total source of distribution coverage	$3,497	100.0%	$3,430	100.0%	$3,374	100.0%	$10,301	100.0%

Cash flows used in operations (in accordance with GAAP)	$(21,229)		$(13,177)		$31,398		$(3,008)
Net loss (in accordance with GAAP)	$(1,515)		$(20,834)		$(12,534)		$(34,881)
______
(1)Assumes the use of available cash flows from operations before any other sources.
(2)Cash available cash on hand also includes proceeds from property dispositions and additional secured financings and borrowings.
For the nine months ended September 30, 2025, cash flows used in operations were $3.0 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions to holders of Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with available cash on hand.
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

Inflation
We may be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of September 30, 2025, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.0%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2025 at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

7.375% Series A Cumulative Redeemable Perpetual Preferred Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	52,213	$15.81	$52.213	$—
August 1, 2025 to August 31, 2025	22,500	16.77	22,500	—
September 1, 2025 to September 30, 2025	—	—	—	—
	74,713	$16.10	74,713	$—

7.125% Series B Cumulative Redeemable Perpetual Preferred Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	33,523	$15.43	33,523	$—
August 1, 2025 to August 31, 2025	64,147	16.34	64,147	—
September 1, 2025 to September 30, 2025	—	—	—	—
	97,670	$16.03	97,670	$—
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

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

Dated: November 5, 2025