Form 10-K
period 2025-12-31
National Healthcare Properties, Inc.
filed 2026-02-20
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
As of February 12, 2026, the registrant had 28,412,183 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

NATIONAL HEALTHCARE PROPERTIES, INC.
FORM 10-K
Year Ended December 31, 2025

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and Exchange Act, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. All statements (other than statements of historical fact) in this Annual Report on Form 10-K regarding our prospects, expectations, intentions, plans, financial position and business strategy may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of terminology such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may,” “should,” “predict,” “project,” “potential,” “continue” or the negatives of these terms or variations of them or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry in which we operate as well as our evaluations of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in these circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. Forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. They involve risks, uncertainties and assumptions. Many factors could affect our actual results and could cause actual results to differ materially from those expressed in the forward-looking statements.
Risks and uncertainties, the occurrence of which could adversely affect our business and cause actual results to differ materially from those expressed or implied in the forward-looking statements, include, but are not limited to, the following:
•changes in economic cycles generally and in the real estate and healthcare markets specifically;
•the success of our growth strategy, including our ability to successfully identify, complete and integrate new acquisitions;
•changes to inflation and interest rates;
•competition in the real estate and healthcare markets;
•our ability to retain certain key personnel;
•legislative and regulatory changes in the healthcare and real estate industries;
•reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid;
•discovery of previously undetected environmentally hazardous conditions;
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;
•system failures, cyber incidents or deficiencies in our cybersecurity systems;
•the availability of capital on favorable terms, or at all;
•our ability to remain qualified as a REIT;
•our OP’s (as defined below) ability to remain qualified as a partnership or a disregarded entity for U.S. federal income tax purposes; and
•other risks and uncertainties detailed under the sections entitled “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report on Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report on Form 10-K).
Additionally, we operate in a very competitive environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Annual Report on Form 10-K might not prove to be accurate, and you should not place undue reliance upon them or otherwise rely upon them as predictions of future events. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1. Business
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare real estate assets focused on senior housing operating properties (“SHOP”) and outpatient medical facilities (“OMF”) in the United States. As described in further details herein, we operate in two reportable business segments for management and internal financial reporting purposes: SHOP and OMF.
As of December 31, 2025, we owned 167 properties and a land parcel located in 29 states, consisted of 37 senior housing communities, with 3,615 units, in our SHOP segment and 130 outpatient medical facilities, with approximately 3.7 million square feet of gross leasable area (“GLA”), in our OMF segment. See Item 2, “Properties” for additional details regarding our portfolio.
Internalization and Reverse Stock Split
Prior to September 27, 2024, our former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), and its affiliated entities managed our day-to-day business and received compensation and fees for providing services to us. On September 27, 2024, we internalized our advisory and property management functions with our own dedicated workforce (the “Internalization”) (see Note 1 — Organization and Note 10 — Related Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for additional information).
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
Investment Policies
We generally seek investments that produce current income. Going forward, we expect our real estate investments to focus primarily on SHOPs. We generally seek to acquire real estate of the types that will best enable us to meet our investment objectives, taking into account, among other things, the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity and the prospects for long-range appreciation of a particular property. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type. Future investment activities will not be limited to any geographic area or specified percentage of our assets. While we may diversify in terms of property location, size and market or sub-market, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area. We intend to engage in such future investment or development activities in a manner that is consistent with our qualification as a REIT. We may also opportunistically dispose of non-core properties from time to time.
Our Business
Senior Housing Operating Properties
As of December 31, 2025, we owned 37 senior housing properties under the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure in our SHOP segment. Our senior housing properties as of December 31, 2025 primarily consist of assisted living communities (1,895 units), memory care communities (838 units) and independent living communities (882 units). Our SHOP segment provides varying levels of care, but is focused on needs-based assisted living and memory care. Assisted living communities provide personalized support from trained staff for residents requiring assistance with activities of daily living, including bathing, dressing and medication management. Memory care communities specialize in serving individuals with Alzheimer’s disease and other forms of dementia or memory impairment. Services provided by operators at our SHOPs are predominantly paid for by the residents directly or through private insurance and are therefore less dependent on government reimbursement programs such as Medicaid and Medicare. The communities in our SHOP segment are operated utilizing the RIDEA structure, allowing us to participate in the upside from any improved operating performance while bearing the risk of any potential decline in operating performance.
Outpatient Medical Facilities
As of December 31, 2025, we owned 130 OMFs and other health care related buildings under lease totaling approximately 3.7 million square feet of GLA. These properties are leased to tenants that provide healthcare services that typically consist of: physicians’ offices and examination rooms, pharmacies, hospital ancillary service space and outpatient services such as diagnostic imaging centers, rehabilitation clinics and ambulatory surgery centers, hospitals, post-acute care facilities, skilled nursing facilities and other facilities. Certain of our properties are located on or near hospital campuses. We believe the close proximity to, or affiliation with, hospital systems enhance occupancy and tenant retention. These properties typically require specialized infrastructure or higher structural load capacity to accommodate the significant plumbing, electrical and mechanical systems needed for medical equipment and patient examination rooms, as well as ancillary uses such as pharmacy and outpatient services, which we believe also contributes to high tenant retention.

Organizational Structure
Substantially all of our business is conducted through National Healthcare Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership, and its wholly owned subsidiaries, including our taxable REIT subsidiary (“TRS”). We own our SHOPs through the RIDEA structure, pursuant to which a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.”
Financing Policies
We utilize a combination of debt and equity to fund our investment activity. Our debt and equity levels are determined by management in consultation with our Board of Directors (the “Board”). We have used, and intend to continue to use, secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. For our financing needs, we may also borrow from time to time under our Revolving Facility (as defined below), which provides up to $400.0 million of variable-rate financing, and, subject to our compliance with the collateral pool and restrictive covenant requirements contained therein, also utilize our Fannie Mae secured debt, which includes our secured indebtedness with KeyBank National Association and Capital One Multifamily Finance, LLC, an affiliate of Capital One (together, the “Fannie Mae Secured Debt”).
Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also used, and may continue to use, derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements. We seek to obtain financing on the most favorable terms available to us and refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment.
If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our Board determines it to be in our best interests.
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
Certain limitations are imposed on REITs with respect to the ownership and operation of senior housing properties. Generally, to qualify as a REIT, we cannot directly or indirectly operate senior housing properties. Instead, such facilities may be either leased to a third-party operator or leased to a TRS and operated by a third party on behalf of the TRS. Accordingly, we have formed a TRS that is wholly owned by the OP to lease our SHOPs and the TRS has entered into management contracts with unaffiliated third-party operators to operate the facilities on its behalf. As of December 31, 2025, we owned 37 SHOPs which we lease to our TRS and its subsidiaries.
Competition
The market for SHOP and OMF real estate is highly competitive. We compete in all of our markets based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire, tenants to occupy our properties and purchasers to buy our properties. These competitors include other REITs, private investment funds, specialty finance companies, institutional investors, pension funds and their advisors and other entities. There are also other REITs with asset acquisition objectives similar to ours, and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels.

Government Regulations
Overview
The healthcare industry is one of the most regulated industries in the United States and is currently experiencing rapid regulatory change and uncertainty. We and our tenants and operators must comply with a wide range of complex federal, state and local laws and regulations, and the healthcare industry, in general, is the subject of increased enforcement and penalties in all areas. Fraud and abuse continues to be an enforcement priority at both the federal and state levels including, but not limited to, the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Statute (commonly known as the “Stark Law”), the False Claims Act (“FCA”), the Civil Monetary Penalties Law (“CMPL”) and a range of other federal and state regulations relating to waste, cost control and healthcare management. The business and operations of our tenants and operators, and therefore our business, could be materially impacted by, among other things, a significant expansion of applicable federal, state or local laws and regulations, legislative changes or new judicial challenges to the Patient Protection and Affordable Care Act (the “ACA”), future attempts to reform healthcare, new interpretations of existing laws and regulations and changes or increased emphasis on certain enforcement priorities.
Our tenants and operators are subject to extensive federal, state and local laws, regulations and industry standards which govern business operations, physical plant and structure, patient and employee health and safety, access to facilities, patient rights - including privacy, price transparency, fewer restrictions on access to care - and security of health information. Our tenants’ and operators’ failure to comply with any of these laws could result in loss of licensure, denial of reimbursement, imposition of fines or other penalties, suspension or exclusion from federal healthcare programs such as Medicare and Medicaid, loss of accreditation or certification, reputational damage and closure of a facility. In addition, both government and private third-party payors will likely continue their efforts to reduce reimbursement. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies such as bundled payments, capitation payments and discounted fee structures. Our tenants and operators may also face significant limits on the scope of services reimbursed and on reimbursement rates and fees. All of these changes could impact our tenants’ ability to pay rent or other obligations to us.
We believe that healthcare services will continue to be subject to intense regulation at the federal and state levels. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. If we, or any of our tenants or operators, fail to comply with applicable laws, it might have a material adverse effect on our business.
Licensure, Certification and Certificate of Need
Our tenants operate hospitals, assisted living facilities and other healthcare entities and providers that operate under licenses or permits granted by the health authorities of their respective states. In granting and renewing these licenses and permits, the state regulatory agencies consider numerous factors relating to a facility’s operations, including, but not limited to, the plant and physical structure, admission and discharge standards, staffing, training, patient and consumer rights, medication guidelines and other rules. In the SHOP segment, if a tenant and/or operator fails to maintain or renew any required license, permit or other regulatory approval, or to correct serious deficiencies identified in compliance surveys, the tenant and/or operator could be prohibited from continuing operations at a facility.
Licensing and permitting requirements also subject our tenants, and potentially operators, to compliance surveys and audits which are critical to the ongoing operations of the facilities. Our healthcare facilities must meet licensing requirements, to the extent applicable, relating to the type of facility and its equipment, personnel and standard of medical care, as well as comply with other federal, state and local laws and regulations. Healthcare facilities undergo periodic on-site licensure surveys, which generally are limited if the facility is accredited by The Joint Commission or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a facility’s ability to receive payments from third party payors, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with, the terms of the tenant’s leases or the operator’s contractual obligation with us.
Some states require healthcare providers, such as certain of our tenants and operators, to obtain prior state approval for the purchase, construction or expansion of healthcare locations, capital expenditures exceeding a prescribed amount or changes in services. For those states that require a certificate of need (“CON”) or Permit of Approval (“POA”), the provider must also complete a separate application process establishing a location and must receive required approvals.
Certain states, including a number in which our tenants and operators operate, carefully restrict new entrants into the market based on demographic and/or demonstrative usage of additional providers. These states limit the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. To the extent that our tenants and operators would need a CON, POA or other similar approvals to operate or expand, their expansion and operations could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to those approvals and possible delays and expenses associated with obtaining those approvals, any of which could impact our tenants’ or operators’ ability to pay rent or other obligations to us. In addition, if we have to replace a tenant or operator, we may experience difficulties in finding a replacement because our ability to replace the operator may be affected by federal and state laws governing changes in control and ownership.
Fraud and Abuse Enforcement
Various federal and state laws and regulations are aimed at actions that may constitute fraud and abuse by healthcare entities and providers who participate in, submit or cause to be submitted claims for payment to, or make or receive referrals in connection with, government-funded healthcare programs, including Medicare and Medicaid. These laws, to which we and our tenants and operators are subject, include various federal anti-fraud and abuse laws, including, without limitation, the Federal Anti-Kickback Statute. We and our tenants and operators are also subject to various state anti-fraud and kickback laws which govern both government program and private payor activity.
Subject to certain exceptions, these kickback laws prohibit any direct or indirect offer, payment, solicitation or receipt of any form of remuneration to induce or reward the referral of business payable under a government healthcare program or in return for the purchase, lease, order, arranging for or recommendation of items or services covered under a government healthcare program. Violations of the Federal Anti-Kickback Statute can result in imprisonment and the imposition of penalties exceeding $100,000 plus three times the amount of the improper remuneration. In addition, many states in which we conduct business generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers and/or other persons and entities where they are designed to obtain or induce the referral of patients from a particular person or provider.
Federal law includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception to the law's prohibition is met. Sanctions for violating the Stark Law include significant civil penalties, including over $25,000 for each violation and over $100,000 for schemes to circumvent the Stark Law restrictions. There are a number of exceptions to the self-referral prohibition, including leases that adhere to certain enumerated requirements.
Violations of the Stark Law result in payment denials and may also trigger civil monetary penalties and federal healthcare program exclusion. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Law. These state laws may mirror the federal Stark Law or may be different in scope. The available guidance and enforcement activity associated with such state laws varies considerably.
The FCA prohibits false claims or requests for payment, for which payment may be made by a federal government program, including for healthcare services. Under the FCA, the federal government may penalize any person who knowingly submits, or participates in submitting, claims for payment to the federal government which are false or fraudulent or which contain false information. Any person who knowingly makes or uses a false record or statement to avoid paying the federal government, or knowingly conceals or avoids an obligation to pay money to the federal government, may also be subject to fines under the FCA. Under the FCA, the term “person” means an individual, company or corporation.
The federal government has used the FCA to cover Medicare, Medicaid and other governmental program fraud in areas such as violations of the federal Anti-Kickback Statute or the Stark Laws, coding errors, billing for services not provided and submitting false cost reports. The FCA has also been used to bring suit against individuals or entities that bill services at a higher reimbursement rate than is allowed and that bill for care that is not medically necessary. In addition to government enforcement, the FCA authorizes private citizens to bring qui tam or “whistleblower” lawsuits, greatly extending the number of actions under the FCA. As of 2025, the per-claim penalty range is between $14,308 and $28,619.
In addition to the FCA, the federal government may use several criminal statutes to prosecute federal fraud and abuse laws. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the FCA.
Governmental Review, Audits and Investigations
Federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews and investigations designed to ensure compliance with applicable healthcare program participation and payment laws and regulations. As a result, our tenants and operators are routinely the subject of such audits, reviews and investigations.
Federal and state enforcement and regulatory agencies may in the future conduct investigations related to the business of our tenants and operators. These audits and investigations could potentially cause delays in our tenants’ and operators’ collections or recoupments or retroactive adjustment to amounts previously paid from governmental payors. We cannot predict the ultimate outcome of any regulatory and other governmental audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve.
CMS has adopted alternative sanction enforcement options which allow CMS to (i) impose temporary management, (ii) direct plans of correction or direct training and (iii) impose payment suspensions and civil monetary penalties, in each case on providers out of compliance with certain Medicare and Medicaid requirements. In addition, CMS engages or has engaged a number of third-party audit contractors to conduct Additional Documentation Requests and other third-party firms, including Recovery Audit Contractors, Program Safeguard Contractors, Zone Program Integrity Contractors, Uniform Program Integrity

Contractors and Medicaid Integrity Contractors, to conduct extensive reviews of claims data and state and federal government healthcare program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
If any of our tenants or operators are the subject of any governmental review, audit or investigation, their ability to pay rent could be adversely affected. Such government activities could, in turn, have a material adverse impact on our business.
Privacy and Security of Health Information
Various federal and state laws protect the privacy and security of health information. For example, the Health Insurance Portability and Accountability Act of 1996, its implementing regulations and related federal laws and regulations (commonly referred to as “HIPAA”) protects the privacy and security of individually identifiable health information by limiting its use and disclosure. Many states have implemented similar laws to limit the use and disclosure of patient specific health information.
HIPAA transaction regulations establish form, format and data content requirements for most electronic healthcare transactions, such as healthcare claims that are submitted electronically. The HIPAA privacy regulations establish comprehensive requirements relating to the use and disclosure of protected health information (“PHI”). The HIPAA security regulations establish minimum standards for the protection of PHI that is stored or transmitted electronically. The HIPAA breach notification regulations establish the applicable requirements for notifying individuals, the HHS, and the media in the event of a data breach affecting protected health information. Violations of the privacy, security and breach notification regulations are punishable by civil and criminal penalties.
The American Recovery and Economic Reinvestment Act of 2009 (“ARRA”) increased the amount of civil monetary penalties that can be imposed for violations of HIPAA, and the amounts are updated annually for inflation. For 2025, penalties for HIPAA violations can range from $141 to $2,134,831 per violation with a maximum fine of $2,134,831 for identical violations during a calendar year. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA, and attorneys general are actively engaged in enforcement. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws.
The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was enacted in conjunction with ARRA. Among other things, the HITECH Act makes business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthens the limitations on the use and disclosure of protected health information without individual authorizations, and adopts the additional HITECH Act enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. These changes have stimulated increased enforcement activity and enhanced the potential that healthcare providers and their business associates will be subject to financial penalties for violations of HIPAA. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.
In addition to the federal HIPAA regulations, many states have laws that regulate the collection, storage, use, retention, security, disclosure, transfer and other processing of health information and other confidential, sensitive and personal data. Certain of these laws grant individual rights with respect to their information, and we may be required to expend significant resources to comply with these laws. For example, various states, such as California and Washington, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, the California Consumer Privacy Act, the California Privacy Rights Act and the Washington My Health My Data Act that impose restrictive requirements regulating the use and disclosure of personally identifiable information. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies.
Violations of federal and state privacy and security laws could have a material adverse effect on a tenant and operator’s financial condition or operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
Reimbursement
Sources of revenue for our tenants and operators may include private pay, insurance carrier payments, health maintenance organizations and Medicare and Medicaid reimbursement, among others. The federal government’s Medicare program, governed by the Social Security Act, reimburses healthcare providers for certain services furnished to Medicare beneficiaries. These beneficiaries generally include persons aged 65 and older and those who are chronically disabled. The Medicaid program is a joint federal and state program where states receive financial assistance from the federal government to reimburse certain healthcare costs for needy persons. The reimbursement methodologies for healthcare facilities are constantly changing and federal and state authorities may implement new or modified reimbursement methodologies that may negatively impact healthcare operations.

The ACA, which went into effect on March 23, 2010, significantly impacted how third party payors, including private insurers, reimburse healthcare items and services. The ACA has since faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. While there are no current challenges to the ACA, that could change based on the make-up of Congress and the presidential administration. The uncertain status of the ACA and of the state Medicaid programs, among other things, affect our ability to plan for the future.
Federal and state budget pressures also continue to escalate and, in an effort to address actual or potential budget shortfalls, Congress and many state legislatures may continue to enact reductions to Medicare and Medicaid expenditures through cuts in rates paid to providers or restrictions in eligibility and benefits. For example, in 2011, the Budget Control Act of 2011 (“BCA”) implemented sequestration as a tool in federal budget control. The sequestration cut to Medicare payments began on April 1, 2013, and reduced Medicare payments for patients whose service dates ended on or after April 1, 2013, by 2%. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) temporarily suspended sequestration from May 1, 2020, through March 31, 2022 and provided for 1% Medicare sequestration in the second quarter of 2022, with the full 2% sequestration going into effect thereafter and remaining in effect through the first 11 months of the FY 2032 sequestration order, unless additional Congressional action is taken.
Further, the One Big Beautiful Bill Act of 2025 (“OBBBA”) went into effect on July 4, 2025, and greatly modified Medicaid reimbursements and enrollment requirements. For instance, the OBBBA modified Medicaid recipient enrollment requirements to include work requirements and periodic eligibility determinations, all of which could reduce Medicaid enrollment. These reforms could lower Medicaid enrollment and reduce Medicaid reimbursements to our tenants and operators, which could materially affect their ability to pay rent and satisfy their obligations to us.
In addition, the Centers of Medicare and Medicaid Services’ (“CMS”) continued efforts to transition Medicare from a traditional fee for service reimbursement model to a capitated value-based and bundled payment approach, which would shift the financial responsibility of certain patients to providers, will continue to create unprecedented challenges for providers. Other alternative payment models may be presented by the government and commercial payers to control costs that subject our tenants and operators to financial risk.
Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), permanently repealed the Sustainable Growth Rate formula, and provided for an annual rate increase of 0.5% for physicians through 2019, but imposed a six-year freeze on fee updates from 2020 through 2025. MACRA established a new payment framework, called the Quality Payment Program, which modified certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners. MACRA represented a fundamental change in physician reimbursement. The ongoing implications of MACRA continue to be uncertain and will depend on future regulatory activity and physician activity in the marketplace. MACRA reporting requirements and quality metrics may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to further consolidation of the industry. These and other shifts in payment and risk sharing within an outcome-based model are leading to, among other trends, increasing use of management tools to oversee individual providers and coordinate their services. The focus on utilization puts downward pressure on the number and expense of services provided as payors are moving away from a fee for service model. The continued trend toward capitated, value-based and bundled payment approaches has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies. This could adversely impact the medical properties that house these physicians and medical technology providers.
Certain of our tenants and operators are also subject to periodic pre- and post-payment reviews and other audits by governmental authorities, which could result in recoupments, denials or delay of payments. Additionally, the introduction and explosion of new stakeholders competing with traditional providers in the health market, as well as telemedicine, telehealth and mobile health, are disrupting the heath industry and could lead to new trends in payment. All of the factors discussed –– recoupment of past payments or denial or delay of future payments –– could adversely affect a tenant’s or operator’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of its leases and other agreements with us.
Most of the resident fee revenues generated by our SHOPs are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs.
We regularly assess the financial implications of reimbursement rule changes on our tenants and operators, but we cannot make any assurances that current rules or future updates will not materially adversely affect our tenants and operators, which, in turn, could have a material adverse effect on their ability to pay rent and other obligations to us. See Item 1A. “Risk Factors —Risks Related to the Healthcare Industry — Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements, could materially and adversely affect the profitability of our SHOP properties and hinder our tenants’ ability to make rent payments to us” and “— A reduction in Medicare payment rates may have a material adverse effect on the Medicare reimbursements received by our tenants and operators.”

Other Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We did not make any material capital expenditures in connection with these regulations during the year ended December 31, 2025 and we do not expect that we will be required to make any such material capital expenditures during 2026. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations during the year ended December 31, 2025 and do not expect that we will be required to make any such material capital expenditures during 2026.
Human Capital Resources
As of December 31, 2025, we had 31 employees located across the United States, none of whom are subject to a collective bargaining agreement. We believe that a competitive compensation program is important to attract employees with the right skills, experience and industry knowledge that can significantly benefit our performance and support our business objectives. All of our employees are provided with a comprehensive benefits and wellness package, which include high-quality medical, dental and vision insurance, life insurance, 401(k) matching, flexible spending accounts, vacation, holiday and personal time off policy, option to work remotely, company workspaces/amenities and other benefits. We also provide continuous learning, improvement and professional development for our employees to keep their skills current and to adapt to new responsibilities and emerging market needs, including providing financial support for professional association memberships, continuing education credits and fees and travel expenses to attend relevant conferences.
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
•We may be unable to enter into contracts for and complete property acquisitions (especially in the SHOP segment) or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
•We may be unable to realize the anticipated synergies and other benefits of the Internalization or do so within the anticipated time frame.
•We have not paid any distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
•Our results of operations have been, and may continue to be, adversely impacted by our inability to collect rent from tenants.
•Our properties and tenants may be unable to compete successfully.
•We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
•Rising expenses could reduce cash flow.
•Inflation may have an adverse effect on our investments and results of operations.
•Physical and regulatory risks related to catastrophic weather and other natural events and climate change could have a material adverse impact on us.
•Covenants, conditions and restrictions may impact our ability to operate a property.
•We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
•Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
•Net leases may not result in market rental rates over time.
•We may be unable to renew leases or re-lease space as leases expire.
•Our properties have been and may continue to be subject to impairment charges.
•Our success is dependent on the continued contributions of certain key personnel.
•If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we could be materially and adversely affected.
•We have experienced net losses in the past and may experience additional losses in the future.
•We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.
•We depend on a complex ecosystem of third-parties to support our business, which may increase execution risk and could materially and adversely affect us.
•Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when we desire to do so or on favorable terms.
•We may be unable to secure funds for future tenant improvements or capital needs.
•We compete with third parties in acquiring properties and other investments and attracting creditworthy tenants.
•Our methodology used to measure the credit quality of our tenants, and used in the selection, acquisition, expansion or development of our properties, may not be accurate and may materially and adversely affect us.
•If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.

•We may be materially and adversely affected by potential development and construction delays and resultant increased costs and risks.
•We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
•Discovery of previously undetected environmentally hazardous conditions may materially and adversely affect us.
•Our real estate investments are concentrated in healthcare-related facilities, and we may be materially and adversely affected by adverse trends in the healthcare industry.
•The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us and materially and adversely affect our operators.
•Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.
•A reduction in Medicare payment rates may have a material adverse effect on the Medicare reimbursements received by our tenants and operators.
•We may incur costs associated with complying with the Americans with Disabilities Act.
•Events that materially and adversely affect the ability of seniors and their families to afford daily resident fees at our SHOPs could cause our occupancy rates and resident fee revenues to decline.
•Termination of SHOP leases by residents pursuant to state law mandated contractual provisions could have a material adverse effect on us.
•Some tenants and operators of our healthcare-related assets must comply with fraud and abuse laws, the violation of which may jeopardize their ability to meet their obligations to us.
•Tenants and operators of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may materially and adversely affect their ability to pay their rent payments or meet their other obligations to us.
•We may experience material adverse effects as a result of potential financial and operational challenges faced by the tenants and operators of any senior housing facilities and skilled nursing facilities we own or acquire.
•If our tenants or operators are found to have violated applicable privacy and security laws and regulations, as well as contractual obligations, our tenants or operators could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could have a material adverse effect on us.
•Our level of indebtedness may increase our business risks.
•Our financing arrangements have restrictive covenants, which may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay distributions.
•Changes in the debt markets could have a material adverse impact on us.
•Elevated interest rates may make it difficult for us to finance or refinance indebtedness secured by our properties and could increase the amount of our debt payments.
•Any hedging strategies we utilize may not be successful in mitigating our risks.
•The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.
•We have opted out of certain provisions of the MGCL relating to deterring or defending hostile takeovers.
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
Risks Related to our Properties and Operations
Our property portfolio has a high concentration of properties located in certain states. Our properties may be materially and adversely affected by economic cycles, natural disasters, local oversupply and other risks inherent to those states.
A total of 10% or more of our consolidated annualized rental income on a straight-line basis for the fiscal year ended December 31, 2025 was generated from each of Florida, Georgia, Pennsylvania and Iowa. Any adverse situation that disproportionately affects operations or investments in these states may have a magnified adverse effect on our portfolio. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact these markets, or others in which we may develop investment concentrations, in either the short or long-term. Declines in the economies, a decline in the real estate markets and local oversupply of senior housing communities and outpatient medical facilities in these states could hurt our financial performance and the value of our properties. For example, historically, Florida has been at greater risk of acts of nature such as hurricanes and tropical storms, which may have worsened as a result of climate change, and has been subject to more pronounced real estate downturns than other regions. Accordingly, we are particularly susceptible to downturns or changes in the local Florida, Georgia, Pennsylvania and Iowa economies where significant portions of our assets are located. Other factors that may negatively affect economic conditions include:
•increase in labor costs or labor shortage;
•business layoffs or downsizing;
•industry slowdowns;
•relocations of businesses;
•climate change;
•changing demographics;
•regulatory changes regarding senior housing and other healthcare real estate operations;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted or prolonged vacancies at such properties;
•increased insurance premiums;
•state budgets and payment to providers under Medicaid or other state healthcare programs; and
•changes in reimbursement for healthcare services from commercial insurers.
We may be unable to enter into contracts for and complete property acquisitions (especially in the SHOP segment) or dispositions on advantageous terms and our property acquisitions may not perform as we expect.
We may be unable to acquire or dispose of properties on terms that are favorable to us or at the time we wish to do so, especially in connection with acquiring senior housing properties as part of our objective to increase exposure to SHOP. Pursuing our investment objective exposes us to numerous risks, including:
•competition from other real estate investors with significantly greater capital resources or lower cost of capital than we have;
•we may be unable to identify or source suitable acquisition targets;
•we may acquire properties that are not accretive or dispose of properties at prices less than we originally contemplated;
•we may not successfully integrate, manage or lease the properties we acquire or find suitable operators for any SHOP in a fashion that meets our expectations or market conditions may result in lower operating results or future vacancies and lower-than expected rental rates;
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
After the Internalization, we became an internally-managed REIT and are responsible for hiring and maintaining our own workforce to provide the advisory and property management services previously provided by our external advisor. Because we are now internally managed, we are responsible for directly compensating our officers, employees and consultants, as well as paying overhead expenses associated with our workforce. There is no assurance that we will realize all, or any, of the anticipated cost-savings or synergies of the Internalization. We are now also subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. We bear the cost of establishing and maintaining employee compensation plans. In addition, as we have limited history operating as a self-managed REIT, we may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. Finally, with respect to our recent and ongoing strategic initiative of internalizing our property management functions, we may not be able to realize the expected financial or operational benefits.
We have not paid any distributions on our common stock in cash since 2020, and there can be no assurance we will pay distributions on our common stock in cash in the future.
All dividends or other distributions on our common stock are paid in the discretion of our Board. We have not paid cash distributions on our common stock since 2020. There is also no assurance when or if we will pay dividends or other distributions in cash in the future. Our ability to make future cash distributions on our common stock will depend on our business, financial condition, liquidity, results of operations, financial metrics, prospects, maintenance of our REIT qualification, applicable law and such other matters as our Board may deem relevant from time to time. Further, if we do not pay dividends on our Series A Preferred Stock or Series B Preferred Stock, we will not be permitted to pay any cash distributions on our common stock, any accrued and unpaid dividends payable with respect to the Series A Preferred Stock or Series B Preferred Stock become part of the liquidation preference thereof, as applicable, and, whenever dividends on the Series A Preferred Stock or Series B Preferred Stock are in arrears, whether or not authorized or declared, for six or more quarterly periods, holders of Series A Preferred Stock or Series B Preferred Stock will have the right to elect two additional directors to serve on our Board.
Our results of operations have been, and may continue to be, adversely impacted by our inability to collect rent from tenants.
On occasion, residents at certain properties in our SHOP segment and tenants at certain properties in our OMF segment have been in default under their leases to us. These defaults negatively impact our results of operations. We incurred $0.7 million, $1.5 million and $1.2 million of bad debt expense, including straight-line rent write-offs, related to tenants in default under their leases to us during the years ended December 31, 2025, 2024 and 2023, respectively.
When dealing with defaults in our properties, we may seek to transition a property to a RIDEA structure in our SHOP segment. Any such transition will expose us to increased operating risks at the property, and no assurance can be given that any such transition will be successful in replacing the rent under the defaulted lease. Similarly, where we seek to re-tenant a property with a defaulted lease, there can be no assurance that we will be able to do so on a timely basis, or at all, and our results of operations may therefore continue to be adversely impacted by bad debt expenses related to our inability to collect rent from defaulting tenants
Our tenants in our OMF segment or residents in our SHOP segment that experience deteriorating financial conditions have been, or may, in the future be, unwilling or unable to pay us in full or on a timely basis due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons. There is no assurance we will continue to collect at the current rates. Our ability to collect rents in future periods may be impacted by issues or events that cannot be determined as present and the amount of cash rent collected during 2025 may not be indicative of any future period.
We obtain only limited warranties when we purchase a property and therefore have only limited recourse if our due diligence did not identify any issues that lower the value of the property.
We have acquired and may continue to acquire properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements we entered into in the past, or may enter into in the future, may contain only limited warranties, representations and indemnifications that will only survive for a limited period after closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property if a situation or loss occurs after the fact for which we have limited or no remedy.
Our properties and tenants may be unable to compete successfully.
The properties we have acquired and expect to acquire may face competition from nearby hospitals, senior housing properties and outpatient medical facilities that provide comparable services. Regions where we operate may face an oversupply of such properties, leading to pricing pressure and lower occupancy rates. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Additionally, the introduction of new participants competing with traditional providers in the healthcare market, such as telemedicine, telehealth and mobile health companies, is disrupting the healthcare industry. Our tenants’ failure to compete successfully with these other practices and providers, especially in regions of oversupply, could adversely affect their ability to make rental payments, which could adversely affect our rental revenues.
Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect the ability of our tenants to make rental payments to us, which could have a material adverse effect on us.

We have acquired or financed, and may continue to acquire or finance, properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions, such as the provisions contained in certain mortgage loans we have entered into, could materially restrict our ability to sell or otherwise dispose of or refinance properties, including by requiring a yield maintenance premium to be paid in connection with the required prepayment of principal upon a sale or disposition. See Note 5 — Mortgage Notes Payable and Other Debt to our Consolidated Financial Statements for additional details. Lock-out provisions may also prohibit us from reducing the outstanding indebtedness with respect to certain properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could also impair our ability to take other actions during the lock-out period that may otherwise be in the best interests of our stockholders. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control. Payment of yield maintenance premiums in connection with dispositions (including for several of our dispositions in 2024 and 2025) or refinancings could materially and adversely affect us.
Rising expenses could reduce cash flow.
The properties that we own or may acquire are subject to operating risks, any or all of which may negatively affect us. If any property, whether in our SHOP or OMF segment, is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, and administrative expenses. In recent years, we have experienced shortages in qualified labor and supply chain disruptions that have increased our operating costs, particularly in our SHOP segment, and significant increases in insurance premiums across our portfolio. Increases in our insurance premiums and insurance coverage erosion has, and may in the future continue to, adversely impact tenant retention, our ability to increase rent at the time of renewal and increase liability risk, particularly in our OMF segment. We may not be able to negotiate leases or renewals on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could have a material adverse effect on us.
Inflation may have an adverse effect on our investments and results of operations.
Increases in the rate of inflation in recent years have impacted, and may continue to impact, our investments and results of operations. Inflation could erode the value of long-term leases that do not contain indexed escalation provisions, or contain fixed annual rent escalation provisions that are at rates lower than the rate of inflation, and increase expenses including those that cannot be passed through under our leases. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rent increases. An increase in our expenses or a failure of revenues to increase at least with inflation could materially and adversely affect us.
Most of our leases with tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over their respective terms. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index (“CPI”) or other measures). Leases with fixed or no escalation provisions may not keep pace with current rates of inflation, whereas leases with indexed escalations may provide more protection against inflation. As of December 31, 2025, the leases in our OMF segment had a weighted average remaining lease term of 5.6 years. Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates have often been below the current rate of inflation in recent years.
In addition to base rent, our OMF leases generally require the single-tenant OMF lessees to pay all the property’s operating expenses and our multi-tenant OMF lessees to pay their allocable share of property operating expenses, which may include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases in our OMF segment may not be negotiated on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.
Leases with residents in our SHOP segment typically do not have rent escalations; however, we are often able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase, the cost of providing medical care at our SHOPs, particularly labor costs and insurance premiums, will continue to increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, we may be materially and adversely affected.

Physical and regulatory risks related to catastrophic weather and other natural events and climate change could have a material adverse impact on us.
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
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. Federal, state or foreign legislation or regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties or to protect them from the consequence of climate change and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent to us or the operations in our SHOP segment.
Covenants, conditions and restrictions may impact our ability to operate a property.
Some of our properties are subject to ground leases or are contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions restricting the operation of such properties, subleasing activities and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with covenants, conditions and restrictions may adversely affect our operating costs and reduce the amount of cash flow that we generate. In addition, there can be no assurance that the ground leases can be extended beyond the stated terms. As a ground lessee, we are also exposed to the risk of reversion of the property upon expiration of the ground lease term or an earlier breach of the ground lease, which could materially and adversely affect us.
We assume additional operational risks and are subject to additional regulation and liability because we depend on eligible independent contractors to manage some of our facilities.
We invest in SHOPs using the RIDEA structure which permits REITs such as us to lease certain types of healthcare facilities that we own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. Under this structure, the independent qualifying management company, which we also refer to as an operator, receives a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility, we assume most of the operational risk because we lease our facility to our own subsidiary rather than a third-party operator. We are therefore responsible for any operating deficits incurred by the facility.
The income we generate from SHOPs is subject to a number of operational risks including fluctuations in occupancy levels and resident fee levels, increases in the cost of food, materials, energy, labor (as a result of unionization, labor shortage, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims and the availability and cost of professional and general liability insurance. There is no assurance we will be able to mitigate these risks. Further, we rely on the personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment of our operators to set appropriate resident fees, provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our SHOPs in compliance with the terms of our management agreements and all applicable laws and regulations. We also depend on our operators to attract and retain skilled management personnel who are responsible for the day-to-day operations of our SHOPs. A shortage of nurses and other trained personnel and general inflationary pressures in recent years have forced many operators to enhance pay and benefit packages to compete effectively for personnel, but in many instances, they have not been able to offset these increased costs by increasing the rates charged to residents. The impact on staffing has resulted in increased turnover among staff and greater reliance on staffing agencies, which could have the effect of increased insurance premiums. Further, recently proposed changes in immigration policies could result in hiring and retention challenges if the immigration policies negatively impact the pool of available workers. Furthermore, only a limited number of operators manage a substantial portion of our SHOPs. Any additional increase in labor costs and other property operating expenses, any failure to attract and retain qualified personnel, or significant changes in the operator’s senior management or equity ownership could adversely affect the income we receive from our SHOPs.

The tenant of our SHOPs (i.e., our TRS) is generally required to be holders of the applicable healthcare licenses for the healthcare services provided by the operators. Any delay in obtaining the license, or failure to obtain one at all, could result in a delay or an inability to collect a significant portion of our revenue from the impacted property. Furthermore, this licensing requirement subjects us (through our ownership interest in our TRS) to various regulatory laws, including those described herein. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. If one or more of our healthcare real estate facilities fails to comply with applicable laws, our TRS, if it holds the healthcare license and is the entity enrolled in government healthcare programs, would be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs such as Medicare or Medicaid, administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, when we receive individually identifiable health information relating to residents of our healthcare facilities, we may be subject to federal and state data privacy and confidentiality laws and rules, and could be subject to liability in the event of an audit, complaint or data breach. Furthermore, to the extent our TRS holds the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
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
Some of our rental income is generated by properties leased to tenants under net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in market rental rates during those years. Moreover, inflation could erode the value of long-term leases that do not contain inflation-indexed escalation provisions.
We may be unable to renew leases or re-lease space as leases expire.
We may be unable to renew expiring leases on terms and conditions that are as, or more, favorable as the terms and conditions of the expiring leases. In addition, vacancies may occur at one or more of our properties due to a default by a tenant on its lease or expiration of a lease. Vacancies may reduce the value of a property as a result of reduced cash flow generated by the property. Healthcare facilities in general and OMFs in particular tend to be specifically suited for the particular needs of their tenants and we may not be able to locate suitable replacement tenants to lease the property for their specialized uses. Alternatively, major renovations and expenditures may be required to adapt the properties for other uses in order for us to re-lease vacant space, or we may be required to decrease the rent we intend to charge or provide other concessions in order to lease the property to another tenant, which could have a material adverse effect on us.
Our properties have been and may continue to be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property’s value could be permanent. We have incurred impairment charges, which have an immediate direct impact on our net loss for GAAP purposes, including $44.9 million, during the year ended December 31, 2025. There can be no assurance that we will not take additional charges in the future, and any future impairment could materially and adversely affect us.
Our success is dependent on the continued contributions of certain key personnel.
Our success depends on the continued contributions of our key executives, particularly Michael Anderson, our Chief Executive Officer and President, and Andrew T. Babin, our Chief Financial Officer, who have extensive market knowledge and relationships and exercise substantial influence over our operational and financing activities. If we lose their services, such relationships could diminish or be adversely affected. Our employment agreements with Messrs. Anderson and Babin do not guarantee their continued employment with us. Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, particularly in the healthcare real estate sector. Many of these individuals have developed specialized knowledge and skills in the healthcare real estate sector. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could materially and adversely affect us.
If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we could be materially and adversely affected.
Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal controls over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements or otherwise materially and adversely affect us.
We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and we will be required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. If a material weakness or significant deficiency was to be identified in the effectiveness of our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover control issues, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful.
We have experienced net losses in the past and may experience additional losses in the future.
We have experienced net losses (calculated in accordance with GAAP) in recent years and we may not be profitable or realize growth in our business. Many of our losses can be attributed to property operating and maintenance costs, impairment charges, general and administrative expenses and depreciation and amortization. For a further discussion of the factors affecting our net losses, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.
We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.
We are subject to risks associated with public health crises, such as pandemics and epidemics. The scope and duration of any future public health crisis, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations and liquidity, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
The extent to which a public health emergency, such as a pandemic or other infectious disease outbreak, could impact us in the future depends on future developments that are highly uncertain and cannot be accurately predicted. The impacts of any future public health emergencies on our results of operations may include: decreased demand for the services of our tenants and operators; lower occupancy in our properties, especially SHOPs; lower volumes of services provided by our tenants and operators; interruptions in the provision of services by our tenants and operators; increased costs necessary to comply with federal, state and local mandates and other regulations associated with any public health emergency; civil monetary penalties from the CMS if we are unable to comply with regulatory requirements; and a reduction in our liquidity position and cash flow, which may limit our ability to service our indebtedness and our future ability to incur additional indebtedness or financing or pay dividends. All of these possibilities could have a material adverse effect on us.
Negative publicity relating to the reputation and safety of our properties may adversely impact our brand and occupancy levels.
It is important that our properties maintain good reputations and are able to attract and retain residents and tenants. Negative publicity regarding our properties’ or of our operators’ or tenants’ reputations, including issues related to the safety and care of residents or patients or poor emergency preparedness, could limit our ability to attract new tenants, retain existing tenants and could reduce the demand for our properties. The loss of tenants or our inability to attract and retain creditworthy tenants in the future as a result of negative publicity could materially and adversely affect us.

We depend on a complex ecosystem of third-parties to support our business, which may increase execution risk and could materially and adversely affect us.
The success of our business largely depends on the ability of our operators and tenants to provide high-quality healthcare services. Our reliance on the success of our operators’ and tenants’ businesses, including their staffing and hospitality practices, introduces additional complexity to our business model in comparison to traditional real estate and creates heightened exposure to day-to-day execution risk, cost overruns and service disruptions. Decreased labor efficiency or poor service delivery by our operators or tenants could have a material adverse effect on us.
Risks Related to Investments in Real Estate
Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when we desire to do so or on favorable terms.
Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We can make no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property or incurring debt secured by a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These types of provisions restrict our ability to sell a property.
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
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, private investment funds, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. These entities may have significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Increased demand for assets will likely increase acquisition prices.
We also compete with other comparable properties for tenants, which impacts our ability to rent space and the amount of rent charged. We could be materially and adversely affected if additional competitive properties are built in locations near our properties, causing a local oversupply of comparable properties and increased competition for creditworthy tenants. This could result in decreased cash flow from our properties and may require us to make capital improvements to properties that we would not have otherwise made, further impacting property cash flows.
Our methodology used to measure the credit quality of our tenants, and used in the selection, acquisition, expansion or development of our properties, may not be accurate and may materially and adversely affect us.
To assist in our determination of a tenant’s credit quality, we evaluate a variety of metrics, including a lease’s property-level rent coverage ratio. Our calculations of such metrics are unaudited and are based on financial information provided to us by our tenants without independent verification on our part, and we assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. Our review of such metrics may not adequately assess the risk of an investment, and if our calculations are not accurate, we may be unaware that we have tenants that may be unable to make payments under their leases. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.
In deciding whether to acquire, expand or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected construction costs, lease up velocity, occupancy, rental rates, operating expenses, capital costs and future competition. If our financial projections and methodologies used with respect to a new property are inaccurate, the property may fail to perform as we expected in analyzing our investment.
If a tenant or lease guarantor declares bankruptcy or becomes insolvent, we may be unable to collect balances due under relevant leases.
We have previously had tenants file for bankruptcy and seek the protections afforded under Title 11 of the United States Code. There is no assurance we will not experience this in the future. A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. A bankruptcy filing by one of our tenants or any guarantor of a tenant’s lease obligations would result in a stay of all efforts by us to collect pre-bankruptcy debts from such entity or its assets, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would generally be required to be paid currently. If a lease is assumed by the tenant, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would likely only have a general unsecured claim for damages (other than any security deposit we have). If a lease is rejected, it is unlikely we would receive material recovery on account of this claim, because (a) the claim would be payable only from available assets of the bankrupt entity on a pro rata basis with other unsecured claims, and (b) the bankruptcy code caps rent claims at the amount of rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid as of the date of the bankruptcy filing.
Accordingly, a tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividends and other distributions to our stockholders. In the event of a bankruptcy, there is no assurance that the debtor in possession or the bankruptcy trustee will assume the lease.
We may be materially and adversely affected by potential development and construction delays and resultant increased costs and risks.
We have acquired and developed, and may in the future acquire and develop, properties upon which we will construct improvements. In connection with our development activities, we are subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and our builder or partner’s ability to build in conformity with plans, specifications, budgeted costs and timetables. Performance also may be affected or delayed by conditions beyond our control. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project, delays with our projects or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed or redeveloped projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may suffer uninsured losses relating to real property or have to pay expensive premiums for insurance coverage.
Our general liability, property and umbrella liability insurance coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild a damaged or destroyed property. Moreover, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
Changes in the cost or availability of insurance could also expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash flow.
Discovery of previously undetected environmentally hazardous conditions may materially and adversely affect us.
We are subject to various federal, state and local laws and regulations that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (ii) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our operational costs. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could materially and adversely affect us.
Under various federal, state and local environmental laws (including those of foreign jurisdictions), a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. The costs of removing or remediating could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project. Accordingly, we may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property or to pay personal injury claims.
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
We may enter into sale-leaseback transactions, where we purchase a property and then lease the same property back to the seller, who becomes our tenant as part of the transaction. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, and either type of recharacterization could materially and adversely affect us. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If this plan were confirmed by the bankruptcy court, we would be bound by the new terms. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could have a material adverse effect on us.
If we sell properties by providing financing to purchasers, defaults by the purchasers could materially and adversely affect us.
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
Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have adopted generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their services and deliverables without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or a privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.
Risks Related to the Healthcare Industry
Our real estate investments are concentrated in healthcare-related facilities, and we may be materially and adversely affected by adverse trends in the healthcare industry.
We own and seek to grow a diversified portfolio of healthcare-related assets including SHOPs, OMFs and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate and, in particular, healthcare-related assets. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could particularly negatively affect our lessees’ ability to make lease payments to us and our operators’ ability to profitably operate our SHOPs. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare-related assets.
Furthermore, the healthcare industry currently is experiencing:
•rapid regulatory changes and uncertainty;
•changes in the demand for and methods of delivering healthcare services;
•changes in third-party reimbursement policies;
•significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;
•expansion of insurance providers into patient care;
•continuing pressure by private and governmental payors to reduce payments to providers of services; and
•increased scrutiny of billing, referral and other practices by federal and state authorities.
These factors may materially and adversely affect the economic performance of some or all of our tenants and, in turn, us.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us and materially and adversely affect our operators.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants and operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, relationships with physicians and other referral sources and the privacy and security of patient health information. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us or our operators’ ability to profitably operate our SHOPs. Such potential changes include changes in state and federal law and regulations that aim to curtail the role of private equity and REIT ownership of assisted living facilities and skilled nursing facilities and proposals to enact legislation or adopt regulations to give the federal government regulatory oversight over assisted living facilities (which are currently regulated at the state level).
In some states, healthcare facilities are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, can also be conditions to regulatory approval of changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services, termination of services previously approved through the CON process and other control or operational changes. Many of our medical facilities and their tenants and operators may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant or operator and may restrict a tenant’s or operator’s ability to expand properties and grow the tenant’s or operator’s business in certain circumstances, which could have an adverse effect on the operator’s or tenant’s revenues, and in turn, negatively impact their ability to make rental payments under, and otherwise comply with the terms of their leases or other agreements with us. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our improvement of medical facilities or the operations of our tenants and operators. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect the ability of our tenants and operators to make rental payments to us or operate our facilities profitably. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations.
Furthermore, uncertainty surrounding future healthcare legislation and regulation may adversely affect our tenants and operators. As the primary vehicle for comprehensive healthcare reform in the United States, the ACA was designed to reduce the number of individuals in the United States without health insurance and change the ways in which healthcare is organized, delivered and reimbursed. The ACA has faced ongoing legal challenges, including litigation seeking to invalidate some or all of the law or the manner in which it has been interpreted. The legal challenges and legislative initiatives to roll back the ACA may continue. There is no assurance that future litigation or legislative initiatives will not attempt to do so. The regulatory uncertainty and the potential impact on our tenants and operators could have a material adverse effect on their ability to satisfy their contractual obligations to us. Further, we are unable to predict the scope of future federal, state and local regulations and legislation, including Medicare and Medicaid statutes and regulations or judicial decisions, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory or judicial framework may have a material adverse effect on our tenants.
The repeal of the individual mandate penalty included in the Tax Cuts and Jobs Act of 2017, recent actions to increase the availability of insurance policies that do not include ACA minimum benefit standards, and recent legislation establishing Medicaid work and citizenship requirements in the OBBBA may impact the market. In particular, the OBBBA may significantly reduce the number of patients covered by Medicaid in such states and potentially result in more patients without insurance coverage, which could lead to more instances of uncompensated care. Accordingly, current and future payments under federal and state healthcare programs may not be sufficient to sustain a facility’s operations, which could materially and adversely affect a tenant’s ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, the facility’s lease and other agreements with us.
The ACA also expanded reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. Additionally, CMS promulgated regulations imposing certain staffing standards for long-term care facilities, which the OBBBA delayed from implementation until 2034. In the ordinary course of their businesses, our tenants and operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with these additional requirements and responsibilities, the ability of our tenants to participate in federal health programs may be materially and adversely affected. Moreover, there may be other comprehensive healthcare reform legislation, which, depending on how they are implemented, could materially and adversely affect our tenants and operators.
The ACA also requires the reporting and return of overpayments. Healthcare providers that fail to report and return an overpayment could face potential liability under the FCA and the CMPL, as well as exclusion from federal healthcare programs. Accordingly, if our tenants fail to comply with the ACA’s requirements, they may be subject to significant monetary penalties and excluded from participation in Medicare and Medicaid, which could materially and adversely affect their ability to pay rent and satisfy other financial obligations to us.
Reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid, or delays in receiving these reimbursements, could materially and adversely affect the profitability of our SHOP properties and hinder our tenants’ ability to make rent payments to us.
Sources of revenue for our tenants and operators may include private pay, insurance carrier payments, health maintenance organizations and Medicare and Medicaid reimbursement, among others. Efforts by some of these payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants and operators. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. Examples include, but are not limited to, changes in reimbursement rates and methodologies, such as bundled payments, capitation payments and discounted fee structures. As a result, to the extent they receive payments from the Medicare and Medicaid programs, our tenants and operators may face significant limits on reimbursement rates and fees. These changes could impact the ability of our tenants to pay rent or our operator’s ability to meet their obligations to us. In addition, tenants and operators in certain states have experienced delays in receiving reimbursements, which have materially and adversely affected their ability to make rent payments to us. Further, failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. Changes in coverage policies may also reduce the amount of reimbursement healthcare providers receive for certain services. For example, the OBBBA imposed Medicaid coverage limitations that could significantly reduce the number of patients covered by Medicaid in such states and potentially increase instances of uncompensated care. Coverage expansions may be further scaled back or eliminated in the future due to ongoing legal challenges and additional legislation. We cannot ensure that of our tenants or operators who currently depend on governmental or private payer reimbursement will be adequately reimbursed for the services they provide.
Any slowdown in the United States economy, or shutdown of the United States federal government, such as the recent shutdown during the fourth quarter of 2025, can negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, some states have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Potential reductions to Medicaid program spending in response to state budgetary pressures could materially and adversely affect the ability of our tenants and operators to successfully operate their businesses.
Our tenants and operators may continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. In addition, some of our tenants and operators may be subject to value-based purchasing programs, which base reimbursement on the quality and efficiency of care provided by facilities and require the public reporting of quality data and preventable adverse events to receive full reimbursement. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. For example, the MACRA modified certain Medicare payments to eligible clinicians, representing a fundamental change to physician reimbursement. These changes, as well as similar changes in the future, could have a material adverse effect on the financial condition of some or all of our tenants in our properties. The financial impact on our tenants could restrict their ability to make rent payments to us.
Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.
Transfers of healthcare facilities to successor tenants and/or operators are typically subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals, zoning approvals and Medicare and Medicaid provider arrangements. These types of regulatory approvals or ratifications are often not required, or enjoy reduced requirements, in connection with transfers of other types of commercial operations and other types of real estate. The replacement of any tenant and/or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the tenant or, if applicable, operator, licensed to operate the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which could expose us to successor liability, require us to indemnify subsequent entities to whom we transfer the operating rights and licenses, or require us to spend substantial time and funds to preserve the value of the property and adapt the facility to other use. Furthermore, transitioning to a new tenant and/or operator could cause disruptions at the operations of the property, particularly if there is a delay in the new tenant or operator obtaining its ability to receive reimbursement from third-party payors.
A reduction in Medicare payment rates may have a material adverse effect on the Medicare reimbursements received by our tenants and operators.
Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by the CMS, contributing to pressure to contain healthcare costs and additional operational requirements, which may impact the ability of our tenants to make rent payments to us and our operators to satisfy their obligations to us. The Medicare and Medicaid programs have adopted a variety of initiatives which have been incorporated and expanded by private insurance carriers, including health maintenance organizations and other health plans, to extract greater discounts and impose more stringent cost controls upon healthcare provider operations. As a result, our tenants and operators may face reductions in reimbursement rates and fees. A delay in receiving reimbursements could materially and adversely affect a tenant’s ability to make rent payments to us. Similar delays, or reductions in reimbursements, may continue to impose financial and operational challenges for our tenants and operators, which may affect their ability to make contractual payments to us.
There have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, and availability of, healthcare services. We may own and acquire skilled nursing facility assets that rely on revenue from Medicaid or Medicaid. Our one facility with skilled nursing beds has, and may continue to experience, limited increases or reductions in Medicare payments and aspects of certain of these government initiatives, such as further reductions in funding of the Medicare and Medicaid programs, additional changes in reimbursement regulations by CMS, enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors, and additional operational requirements may materially and adversely affect their ability to make rental payments. For example, CMS is focused on reducing what it considers to be payment errors by identifying, reporting and implementing actions to reduce payment error vulnerabilities.
In addition, CMS has enhanced its efforts in recent years to transition Medicare from traditional fee for service reimbursement models to a capitated system, where medical providers are given a set fee per patient regardless of treatment required, and value-based and bundled payment approaches, where the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than based on the actual services provided. Providers and facilities are increasing responsible for caring for, and being financially responsible for, certain populations of patients under the population health models. This shift in patient management paradigm is creating and will continue to create unprecedented challenges for providers and impact their ability to pay rent to us.

Certain of our facilities may be subject to pre- and post-payment reviews and audits by governmental authorities, which could result in recoupments, denials or delay of payments and could materially and adversely affect the profitability of our tenants and operators.
Certain of our facilities may be subject to periodic pre- and post-payment reviews and audits by governmental authorities. If the review or audit shows a facility is not in compliance with federal and state requirements, previous payments to the facility may be recouped and future payments may be denied or delayed. Recoupments, denials or delay of payments could materially and adversely affect the profitability of our tenants and hinder their ability to make rent payments to us and the ability of our operators to satisfy their ongoing contractual obligations, and we could be materially and adversely affected.
We may incur costs associated with complying with the Americans with Disabilities Act.
Our properties must also comply with the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. A determination that a property does not comply with the Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Disabilities Act that are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have a material adverse effect on us.
Events that materially and adversely affect the ability of seniors and their families to afford daily resident fees at our SHOPs could cause our occupancy rates and resident fee revenues to decline.
Assisted and independent living services generally are not reimbursable under Medicare and our SHOP facilities have limited participation in Medicaid. Most of the resident fee revenues generated by our SHOPs, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. The rates for these residents are set by the facilities based on local market conditions and operating costs. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our SHOPs. A weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the operators of our SHOPs are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our SHOPs could decline.
Termination of SHOP leases by residents pursuant to state law mandated contractual provisions could have a material adverse effect on us.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our SHOPs may be difficult to predict. A large number of resident lease agreements may terminate at or around the same time, and the affected units may remain unoccupied, which could have a material adverse effect on us.
Some tenants and operators of our healthcare-related assets must comply with fraud and abuse laws, the violation of which may jeopardize their ability to meet their obligations to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs.
Our lease arrangements with certain tenants and our management agreements with certain operators may also be subject to these fraud and abuse laws. These laws include: (i) the Federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by federal healthcare programs, such as Medicare or Medicaid; (ii) the Stark Law, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; (iii) the FCA, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by federal healthcare programs, and which can result in treble damages; and (iv) the CMPL, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Additionally, some states may have laws similar to the Federal Anti-Kickback Statute and the Stark Law expanding their respective prohibitions to private insurance.
Each of these laws includes substantial criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of federal healthcare payments or exclusion from federal healthcare programs. Certain laws, such as the FCA, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, certain states in which our facilities are located also have similar fraud and abuse laws. Federal and state adoption and enforcement of such laws increase the regulatory burden and costs, and potential liability, of healthcare providers. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants or operators could jeopardize that tenant’s or operator’s business, reputation and ability to operate or to make rent payments or meet its other obligations to us, which could have a material adverse effect on us.
Tenants and operators of our healthcare-related assets may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may materially and adversely affect their ability to pay their rent payments or meet their other obligations to us.
Our tenants and operators of our healthcare-related assets from time to time become subject to claims that their services have resulted in patient injury or other adverse effects. The insurance coverage maintained by these tenants and operators may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants and operators due to state law prohibitions or limitations of availability. As a result, these types of tenants and operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare and Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s or operator’s financial condition. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or operator is required to pay uninsured punitive damages, or if a tenant or operator is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may materially and adversely affect the tenant’s or operator’s business, operations and the tenant’s ability to pay rent to us, which could have a material adverse effect on us.
We may experience material adverse effects as a result of potential financial and operational challenges faced by the tenants and operators of any senior housing facilities and skilled nursing facilities we own or acquire.
Tenants and operators of any senior housing facilities and skilled nursing facilities may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. The resources of our skilled nursing units are primarily derived from government-funded reimbursement programs, such as Medicare and Medicaid. Accordingly, our facilities with skilled nursing beds and our assisted living units that participate in Medicaid could be subject to the potential negative effects of decreased reimbursement rates or other changes in reimbursement policy or programs offered through such reimbursement programs. Revenue may also be materially and adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities due to various factors. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior housing facility operator liability, insurance premiums and other operational expenses, which can be worsened by a nationwide staffing shortage. The economic deterioration of a tenant or operator could cause such tenant or operator to file for bankruptcy protection. The bankruptcy or insolvency of a tenant or operator may materially and adversely affect the income produced by the property or properties it operates.
The performance and economic condition of our tenants and operators may be materially and adversely affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the senior healthcare industry. The violation of any of these laws or regulations by a senior housing facility tenant or operator may result in the imposition of fines or other penalties that could jeopardize that tenant’s or operator’s ability to make payments to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the senior housing sector, either nationally or at the state level. Any such legislation could materially and adversely affect our tenant or operators.
We may change our targeted investments without stockholder consent.
We have acquired and expect to continue to acquire a diversified portfolio of healthcare-related assets including SHOPs, OMFs and other healthcare-related facilities. However, our Board may change our investment policies in its sole discretion. We may change our targeted investments at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, initially anticipated by increasing our exposure to, among other things, interest rate risk, default risk and real estate market fluctuations.

If our tenants or operators are found to have violated applicable privacy and security laws and regulations, as well as contractual obligations, our tenants or operators could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could have a material adverse effect on us.
There are a number of federal and state laws, rules and regulations, as well as contractual obligations, relating to the protection, collection, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive and personal information, including certain patient health information. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our tenants and operators, and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. We monitor legal developments in data privacy and security regulations at the local, state and federal level, however, the regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
The management of PHI is subject to several regulations at the federal level, including HIPAA and the HITECH Act. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized State Attorneys General to bring civil actions for HIPAA violations. It permits the HHS to conduct audits of HIPAA compliance and imposes significant civil monetary penalties even if we did not know or reasonably could not have known about the violation. The Omnibus Rule extended certain privacy and security regulations to business associates and their subcontractors that handle protected health information and imposed new requirements on HIPAA business associate contracts. The Omnibus Rule also clarified a covered entity’s (which is a healthcare provider, a health plan or healthcare clearinghouse) notification and reporting requirements in the event of a breach of unsecured protected health information. This reporting obligation supplements state laws that also may require notification in the event of a breach of personal information. If our tenants or operators are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health or personal information, including but not limited to the HITECH Act and the Omnibus Rule, our tenants or operators could be subject to sanctions, fines, damages and other additional civil or criminal penalties, including litigation with those affected, which could have a material adverse effect on us.
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PHI. For example, various states, such as California, Massachusetts and Washington, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, the California Consumer Privacy Act, the California Privacy Rights Act and the Washington My Health My Data Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us and our tenants and operators to additional expense, adverse publicity and liability.
Complying with these various laws, rules, regulations and standards, and with any new laws or regulations changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on us. Given the rapid development of cybersecurity and data privacy laws, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us or our tenants or operators to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to reputation or otherwise have a material adverse effect on us. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with our tenants and operators, and have a material adverse effect on us.
Risks Related to our Indebtedness
Our level of indebtedness may increase our business risks.
As of December 31, 2025, we had total outstanding indebtedness of $1.0 billion. We may incur additional indebtedness in the future for various purposes. The amount of our indebtedness could have material adverse effect on us, including:
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
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, especially if we acquire the property when it is being developed or under construction, we may use additional borrowings to fund the shortfall. Using debt increases the risk of loss because defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may also fully or partially guarantee mortgage debt incurred by the subsidiary entities that own our properties. In those cases, we will be responsible to the lender for repaying the debt if it is not paid by the entity. In the case of mortgages containing cross-collateralization or cross-default provisions, a default on a single mortgage could affect multiple properties.
Our financing arrangements have restrictive covenants, which may limit our ability to pursue strategic alternatives and react to changes in our business and industry or pay distributions.
The agreements governing our borrowings contain provisions that affect or restrict our policies regarding dividends and other distributions and our operations, require us to satisfy financial coverage ratios, and may restrict our ability to, among other things, incur additional indebtedness, make certain investments, enter into certain transactions with our affiliates, discontinue insurance coverage, merge with another company and create, incur or assume liens. These or other limitations may materially and adversely affect our flexibility and our ability to achieve our investment and operating objectives. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of debt under such agreements. Any such event of default or acceleration could have a material adverse effect on us.
Changes in the debt markets could have a material adverse impact on us.
The commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies and reductions in the availability of financing. For example, recent credit and capital market conditions have been characterized by volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs more challenging or expensive. These factors could lead to increases in our borrowing costs.
If our overall cost of borrowing continues to increase, either due to increases in the index rates or due to increases in lender spreads, we will need to factor such increases into pricing and projected returns for any future acquisitions. This may result in future acquisitions generating lower overall economic returns. Volatility in the debt markets, may materially and adversely affect our ability to borrow monies to finance the purchase of, or other activities related to, our real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, our ability to purchase properties and meet other capital requirements may be limited, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness.
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
We have borrowed, and may continue to borrow monies, secured and unsecured by our properties. During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation. Recently, the U.S. Federal Reserve has begun to reduce interest rates; however, it remains unclear as to whether or how quickly interest rates will continue to decline. However, for most of the periods presented herein, rates were rising or elevated versus historical lows, which may materially and adversely affect our ability to refinance our indebtedness, including the indebtedness secured by our properties, as the loans come due or we otherwise desire to do so on favorable terms, or at all. If interest rates are higher when the indebtedness is refinanced, we may not be able to refinance indebtedness secured by the properties and we may be required to obtain equity to repay the loan or to increase the collateral for the loan, which could materially and adversely affect us.
In addition, we have incurred, and may continue to incur, variable-rate debt. The elevated federal funds rate in recent years has increased the borrowing costs on our variable-rate debt and may increase the cost of any new debt we incur or refinance. We have mortgages, credit facilities and derivative agreements that have terms that are based on the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2025, 17.8% of our total gross debt bore interest at variable rates. As of December 31, 2025, we had 10 designated interest rate swap with a notional amount of $150.0 million, which effectively fixes a portion of our variable-rate debt, and we had six interest rate caps with a notional amount of $338.0 million, which, while not designated as hedges for accounting purposes, do economically limit our exposure to increasing variable rates, but such interest rate swap and caps may not be effective in reducing our exposure to interest rate changes. Moreover, to the extent we borrow at fixed rates or continue to enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
Any hedging strategies we utilize may not be successful in mitigating our risks.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in interest rates with respect to borrowings made or to be made to acquire or own real estate assets, which instruments expose us to credit basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us the applicable amount, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, we could be materially and adversely affected.
We may be unable to raise additional capital on favorable terms, or at all, needed to grow our business.
We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may not be on favorable terms. These circumstances could have a material adverse effect on us. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.
Risks Related to our Corporate Structure
Our common stock is not traded on a national securities exchange, and our share repurchase program (the “SRP”), which provides for repurchases only in the event of death or disability of a stockholder, is suspended. Stockholders may have to hold their shares for an indefinite period of time.
Our common stock is not listed on a national securities exchange and there is otherwise no active trading market for the shares and our SRP is suspended. Even if not suspended, our SRP includes numerous restrictions that limit a stockholder’s ability to sell shares of common stock to us, including limiting repurchases only to stockholders that have died or become disabled, limiting the total value of repurchases pursuant to our SRP to the amount of proceeds received from issuances of common stock pursuant to our distribution reinvestment plan (“DRIP”) and limiting repurchases in any fiscal semester to 2.5% of the average number of shares outstanding during the previous fiscal year. These limits are subject to the authority of our Board to identify another source of funds for repurchases under the SRP. Our Board may also reject any request for repurchase of shares at its discretion or amend, suspend or terminate our SRP upon notice in its discretion. Shares that are repurchased will be repurchased at a price equal to the applicable Estimated Per-Share NAV and may be at a substantial discount to the price the stockholder paid for the shares.
The Estimated Per-Share NAV of our common stock is based upon subjective judgments, assumptions and opinions about future events, and may not reflect the amount that our stockholders might receive for their shares.
We intend to publish an updated Estimated Per-Share NAV on an annual basis. As with any methodology used to estimate value, the valuation methodologies used for Estimated Per-Share NAV involve estimates, assumptions, judgments and opinions concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate and projections of future rent and expenses, which may, or may not, prove to be correct. As a result, the Estimated Per Share NAV of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the potential trading price of our Class A common stock if we were listed on a national securities exchange.
We have in the past engaged an independent valuer to perform appraisals of our real estate assets in accordance with valuation guidelines established by our Board. Under our valuation guidelines, our independent valuer estimates the market value of our principal real estate and real estate-related assets and we make a recommendation as to the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate. We review the valuation provided by the independent valuer for consistency with our valuation guidelines and the reasonableness of such valuation. The independent directors of our Board oversee and review the appraisals and valuations and make a final determination of the Estimated Per-Share NAV. The independent directors of our Board rely on our input, including our view of the estimate and the appraisals performed by the independent valuer, but the independent directors of our Board may, in their discretion, consider other factors. Although the valuations of our real estate assets by the independent valuer are reviewed by us and approved by the independent directors of our Board, neither we nor the independent directors of our Board will independently verify the appraised value of our properties and valuations do not necessarily represent the price at which we would be able to sell any asset. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our Estimated per-share NAV to be greater or less than the potential realizable value of our assets.
Because Estimated Per-Share NAV is only determined annually, it may differ significantly from our actual per‑share net asset value at any given time.
Our Board estimates the per-share net asset value of our common stock only on an annual basis. In connection with any valuation, our Board estimate of the value of our real estate and real estate-related assets will be partly based on appraisals of our properties. Because the process of making this estimate is conducted annually, this process may not account for material events that occur after the estimate has been completed for that year. Material events could include the appraised value of our properties substantially changing, actual property operating results differing from what we originally budgeted or dividends and other distributions to stockholders exceeding cash flow generated by us. Any such material event could cause a change in the Estimated Per-Share NAV that would not be reflected until the next valuation. Also, cash dividends and other distributions in excess of our cash flows provided by operations could decrease our Estimated Per-Share NAV. Dividends paid in the form of additional shares of common stock will, all things equal, cause the value of each share of common stock to decline because the number of shares outstanding increases when dividends paid in stock are issued reducing the Estimated Per-Share NAV. The Estimated Per-Share NAV may not reflect the value of shares of our common stock at any given time, and our estimated per-share NAV may differ significantly from our actual per-share net asset value at any given time.
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

•failure to maintain our REIT status;
•changes in tax laws;
•domestic and international economic factors unrelated to our performance; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our Board, no person may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
The terms of our Series A Preferred Stock, Series B Preferred Stock, and the terms of other preferred stock we may issue, may discourage a third- party from acquiring us in a manner that might result in a premium price to stockholders.
The change of control conversion and redemption features of the Series A Preferred Stock and Series B Preferred Stock may make it more difficult for a party to acquire us or discourage a party from seeking to acquire us. Upon the occurrence of a change of control, holders of Series A Preferred Stock and Series B Preferred Stock will, under certain circumstances, have the right to convert some of or all their shares of Series A Preferred Stock and Series B Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a change of control redemption right to redeem shares of Series A Preferred Stock and Series B Preferred Stock. Upon exercise of this conversion right, the holders will be limited to a maximum number of shares of our common stock pursuant to a predetermined ratio. These features of Series A Preferred Stock and Series B Preferred Stock may have the effect of discouraging a third-party from seeking to acquire us or of delaying, deferring or preventing a change of control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests. We may also issue other classes or series of preferred stock that could also have the same effect.
Conflicts of interest could arise as a result of our officers’ other positions and/or interests outside of us.
We rely on our management for implementation of our policies and our day-to-day operations. Although a majority of their business time is spent working for us, they may engage in other investment and business activities in which we have no economic interest. Their responsibilities relating to these other activities could result in action or inaction that is detrimental to our business, which could harm the implementation of our growth strategies and achievement of our business strategies. They may face conflicts of interest in allocating time among us and their other business ventures and in meeting obligations to us and those other business ventures.
We have opted out of certain provisions of the MGCL relating to deterring or defending hostile takeovers.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder (as defined in the statute) or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.
These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our Board. Pursuant to the statute, our Board has, by board resolution, exempted business combinations between us and any person from the business combination provisions of the MGCL. However, we cannot assure you that our Board will not opt to be subject to such business combination provisions in the future.
Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. As permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our stock.
Because we have opted out of the above provisions of the MGCL, we have removed certain protections of the MGCL that may otherwise have deterred a hostile takeover or assisted us in defending against a hostile takeover.
The MGCL and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
The MGCL provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us, to the maximum extent permitted by Maryland law, to indemnify and advance expenses to our directors and officers. Additionally, our charter limits, to the maximum extent permitted by Maryland law, the liability of our directors and officers to us and our stockholders for monetary damages. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. Although our charter does not limit the liability of our directors and officers or allow us to indemnify our directors and officers to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors and officers in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, is the sole and exclusive forum for: (a) any Internal Corporate Claim, as such term is defined in the MGCL, or any successor provision thereof, other than any action arising under federal securities laws, including, without limitation, (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders or (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL, our charter or our bylaws; or (b) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Our bylaws also provide that unless we consent in writing, none of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland and the federal district courts are, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions.
Our business and operations could suffer if our operations experience system failures or cyber incidents or a deficiency in cybersecurity.
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
As reliance on technology has increased, so have the risks posed to those systems. We must regularly monitor and develop our networks and information technology to seek to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and social engineering, such as phishing. We periodically monitor our technology and cybersecurity, including with the aid of third-party service providers, and evaluate new, and upgrades to existing, network and information technology systems, to create processes for risk assessment, testing, prioritization, remediation, risk acceptance and reporting, and to provide awareness training around phishing, malware and other cyber risks to protect our operations against cyber risks and security breaches. However, these upgrades, processes, new technology and training may not be sufficient to protect us from all risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques and technologies (including artificial intelligence) used in attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, attempted attacks and intrusions are designed not to be detected and, in fact, may not be detected. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
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
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•materially and adversely affect our reputation among our tenants, operators and investors generally.
Although we intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.
We depend on the OP and its subsidiaries for cash flow and are structurally subordinated in right of payment to the obligations of the OP and its subsidiaries.
We conduct, and intend to continue conducting, all of our business operations through the OP and its subsidiaries, and, accordingly, we rely on distributions from the OP and its subsidiaries to provide cash to pay our obligations. There is no assurance that the OP or its subsidiaries will be able to, or be permitted to, pay distributions to us that will enable us to meet our obligations and to pay dividends and other distributions to our stockholders. Each of the OP and its subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from these entities. In addition, any claims we may have will be structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries and any preferred equity that such entities may issue. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be available to satisfy the claims of our creditors or to pay dividends and other distributions to our stockholders only after all the liabilities and other obligations of the OP and its subsidiaries have been paid in full.
U.S. Federal Income Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification inadvertently or if our Board determines that doing so is in our best interests. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured, and intend to continue structuring, our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017 and before January 1, 2026) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We lease our SHOPs that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those qualified health care properties on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for U.S. federal income tax purposes, the OP would be taxable as a corporation. In such event this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and we would become subject to a corporate-level tax on our income. This substantially would reduce our cash available to pay dividends and other distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, the partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
If our “qualified health care properties” are not properly leased to a TRS or the managers of those qualified health care properties do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any of our senior housing properties that are qualified health care properties and can only indirectly participate in the operation of qualified health care properties on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A qualified health care property is any real property (and any personal property incident to that real property) which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facilities, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a qualified health care property that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases qualified health care properties from us will not be treated as a related party tenant with respect to our qualified health care properties that are managed by an eligible independent contractor.

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
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as rents from real property. Rent paid by TRSs to the OP pursuant to the lease of our qualified health care properties will constitute a substantial portion of our gross income. For that rent to qualify as rents from real property for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
We may choose to make distributions on our common stock in a combination of cash and shares of our common stock, in which case holders of our common stock may be required to pay U.S. federal income taxes in excess of the cash portion of such distributions they receive.
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
Accordingly, U.S. stockholders receiving a distribution of a combination of cash and shares of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the shares at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
The taxation of distributions can be complex; however, distributions to stockholders that are treated as dividends for U.S. federal income tax purposes generally will be taxable as ordinary income, which may reduce our stockholders’ after-tax anticipated return from an investment in us.
Amounts that we pay to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be treated as dividends for U.S. federal income tax purposes and will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective U.S. federal income tax rate on these ordinary REIT dividends of 29.6% (or 33.4% including the 3.8% surtax on net investment income).
However, a portion of the amounts that we pay to our stockholders generally may (a) be designated by us as capital gain dividends taxable as long-term capital gain to the extent that such portion is attributable to net capital gain recognized by us, (b) be designated by us as qualified dividend income, taxable at capital gains rates, to the extent that such portion is attributable to dividends we receive from TRSs, or (c) constitute a return of capital to the extent that such portion exceeds our accumulated earnings and profits as determined for U.S. federal income tax purposes. With respect to qualified dividend income, the current maximum U.S. federal tax rate applicable to noncorporate stockholders is 20% (or 23.8%, including the 3.8% surtax on net investment income). Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, are subject to an effective rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our stock. Tax rates could be changed in future legislation. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in shares of our stock. Amounts paid to our stockholders that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in shares of our stock generally will be taxable as capital gain.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage the risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of the TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and TRSs) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer. In addition, no more than 25% (20% for taxable years beginning after December 31, 2017 and before January 1, 2026) of the value of our total assets may consist of stock or securities of one or more TRSs and no more than 25% of our assets may consist of publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT.
The ability of our Board to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. While we intend to maintain our qualification as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to corporate-level U.S. federal income tax on our taxable income (as well as any applicable state and local corporate tax) and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the value of shares of our stock.
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
Although REITs generally receive better tax treatment than entities taxed as non-REIT “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C corporation.” As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a non-REIT “C corporation,” without the vote of our stockholders. Our Board has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests.

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
Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate outstanding shares of our stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
Subject to certain exceptions, amounts paid to non-U.S. stockholders will be treated as dividends for U.S. federal income tax purposes to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”) generally will be taxed to a non-U.S. stockholder (other than a “qualified foreign pension fund,” certain entities wholly owned by a “qualified foreign pension fund” and certain foreign publicly-traded entities) as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is “regularly traded,” as defined in applicable Treasury regulations, on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 10% of such class of our stock at any time during the one-year period ending on the date the distribution is received.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI. Shares of our stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but there can be no assurance, that we are and will continue to be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our stock, gain arising from such a sale or exchange would not be subject to U.S. taxation as a sale of a USRPI if (i) the shares are of a class of our stock that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (ii) such non-U.S. stockholder owned, actually and constructively, 10% or less of the outstanding shares of our stock of that class at any time during the shorter of (a) the five-year period ending on the date of the sale and (b) the period during which the non-U.S. stockholder held such shares of our stock.
Potential characterization of dividends and other distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our stock or (c) a holder of shares of our stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares of our stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We understand the importance of preventing, assessing, identifying and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process. On a regular basis, we implement into our operations these cybersecurity processes, technologies and controls to assess, identify and manage material risks. Specifically, we engage a third-party information technology and cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.
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
The Audit Committee of our Board is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Members of our Board regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Our management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information technology and cybersecurity personnel and our third-party vendors. Our management team supervises efforts to prevent, detect and mitigate cybersecurity risks and incidents through various means, which may include briefings from both internal and external information technology and cybersecurity personnel, threat intelligence and other information obtained from governmental, public or private sources as well as alerts and reports produced by security tools deployed in our information technology environment.
As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected us, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

Item 2. Properties
The following table presents certain additional information about the properties we owned as of December 31, 2025 (dollars in thousands):

	Number of properties	Gross leasable area (sq. ft.)	Available units	Percent leased (1)	WALTR (2)	Gross asset value (3)
OMF segment	130	3,695,586	—	92.8%	5.6	$1,165,887
SHOP segment (4)	37	—	3,615	85.5%	N/A	1,020,898
Total Portfolio	167	3,695,586	3,615			$2,186,785
__________
(1)Percentage leased for the OMF and SHOP segments are presented as of the end of the period shown. For the SHOP segment, weighted by unit count.
(2)WALTR means the average lease term remaining, weighted based on occupied square feet as of December 31, 2025.
(3)Gross asset value represents total real estate investments, at cost ($2.2 billion total as of December 31, 2025), net of gross market lease intangible liabilities ($19.6 million total as of December 31, 2025). Cumulative impairment charges are already reflected within gross asset value.
(4)For the SHOP segment, excludes one parcel of land with a total gross asset value of $0.6 million.
N/A    — Not applicable.

The following table details the geographic distribution, by state, of our portfolio as of December 31, 2025 (dollars in thousands):

				OMF Segment		SHOP Segment
State	Number of Properties (1)	Annualized rental income (2)	Annualized rental income %	Gross leasable area (sq. ft.)	Gross leasable area %	Available units
Arizona	8	4,379	1.4%	190,508	5.2%	—
Arkansas	3	16,640	5.3%	—	—%	299
California	7	15,897	5.0%	243,032	6.6%	156
Colorado	3	1,805	0.6%	67,133	1.8%	—
Florida	22	70,460	22.3%	248,302	6.7%	812
Georgia	14	33,405	10.6%	237,954	6.4%	485
Illinois	10	13,393	4.2%	227,411	6.2%	161
Indiana	11	5,684	1.8%	225,861	6.1%	—
Iowa	11	34,761	11.0%	21,767	0.6%	583
Kansas	1	4,414	1.4%	—	—%	71
Maryland	1	1,050	0.3%	36,260	1.0%	—
Michigan	11	18,979	6.0%	203,127	5.5%	311
Minnesota	1	1,098	0.3%	36,375	1.0%	—
Mississippi	3	1,834	0.6%	73,859	2.0%	—
Missouri	2	9,402	3.0%	—	—%	146
Nevada	2	3,291	1.0%	86,342	2.3%	—
New Jersey	1	734	0.2%	25,164	0.7%	—
New York	5	2,803	0.9%	136,982	3.7%	—
North Carolina	1	579	0.2%	22,528	0.6%	—
Ohio	5	7,949	2.5%	172,085	4.7%	—
Oklahoma	1	379	0.1%	20,756	0.6%	—
Oregon	6	11,582	3.7%	66,572	1.8%	252
Pennsylvania	15	35,484	11.2%	607,095	16.4%	289
South Carolina	2	1,103	0.3%	52,527	1.4%	—
Tennessee	2	1,759	0.6%	85,234	2.3%	—
Texas	5	3,363	1.1%	170,749	4.6%	—
Virginia	1	1,633	0.3%	62,165	1.7%	—
Washington	1	2,121	0.7%	52,900	1.4%	—
Wisconsin	12	10,354	3.3%	322,898	8.7%	50
Total	167	$316,335	100%	3,695,586	100%	3,615
__________
(1)Excludes one land parcel located in Iowa.
(2)Annualized rental income consists of: (i) for the OMF segment, annualized December 2025 rental income on a straight-line basis for the leases in place as of December 31, 2025, which includes tenant concessions such as free rent, as applicable, and (ii) for the SHOP segment, annualized gross revenue for the fourth quarter of 2025.

Tenant Lease Expirations Table
The following is a summary of lease expirations for the next 10 years and thereafter at the properties we owned (excluding our SHOP segment), assuming that none of the tenants exercise any of their renewal or purchase options, as of December 31, 2025 (dollars in thousands):

Year of Expiration	Number of leases expiring	Annualized rental income (1)	Annualized rental income %	Leased GLA (sq. ft.)	Percent of leased GLA expiring
2026	69	$7,109	7.8%	295,730	8.7%
2027	82	11,142	12.2%	469,223	13.8%
2028	54	10,541	11.5%	382,499	11.3%
2029	40	5,672	6.2%	234,707	6.9%
2030	41	6,098	6.7%	252,714	7.4%
2031	16	4,605	5.0%	183,098	5.4%
2032	32	12,819	14.0%	443,756	13.1%
2033	11	3,172	3.5%	121,582	3.6%
2034	64	9,488	10.4%	364,132	10.7%
2035	14	3,591	3.9%	132,219	3.9%
Thereafter	21	17,154	18.8%	519,984	15.2%
Total	444	$91,391	100.0%	3,399,644	100.0%
__________
(1)Annualized December 2025 rental income on a straight-line basis for the leases in place as of December 31, 2025, which includes tenant concessions such as free rent, as applicable.

Item 3. Legal Proceedings
In the ordinary course of business, we may become subject to litigation, claims and regulatory matters. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which, if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
No established public market currently exists for our shares of common stock. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTC Pink tier of the OTC Markets under the symbol “HLTC,” which quotations are limited and sporadic. Quotations on the OTC Pink reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.
Estimated Per-Share Net Asset Value
On March 26, 2025, we published a new Estimated Per-Share NAV equal to $32.15 as of December 31, 2024, which was unanimously adopted by the independent directors of our Board. The Estimated Per-Share NAV of $32.15 fell within the range of the values reported by Kroll, LLC, an independent third-party real estate advisory firm engaged by us. The range of values provided by Kroll, LLC was based on the estimated fair value of our assets less the estimated fair value of our liabilities and the liquidation value of our Series A Preferred Stock and Series B Preferred Stock, divided by the number of shares of our common stock outstanding as of December 31, 2024. See our Current Report on Form 8-K filed with the SEC on March 26, 2025 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated Estimated Per-Share NAV.

Holders
As of February 12, 2026, we had 28,412,183 shares of common stock outstanding held by a total of 45,097 stockholders of record.

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
The amount of dividends and other distributions payable to our stockholders is determined by our Board and is dependent on a number of factors, including funds available for dividends and other distribution, our financial condition, provisions in our agreements that may restrict our ability to pay dividends and other distributions, capital expenditure requirements, as applicable, requirements of Maryland law and annual dividends and other distribution requirements needed to maintain our status as a REIT under the Code. Our ability to make future cash distributions on our common stock will depend on our future cash flows and indebtedness and may further depend on our ability to obtain additional liquidity, which may not be available on favorable terms, or at all. Dividends and other distribution payments are not assured.
Other information concerning the dividends called for by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends and Other Distributions.”
Tax Characteristics of Dividends
All common dividends in the years ended December 31, 2024 and 2023 were issued as stock dividends, which did not represent taxable dividends to shareholders for U.S. federal income tax purposes. No cash or stock dividends were issued on our common stock during the year ended December 31, 2025. All dividends paid on the Series A Preferred Stock and Series B Preferred Stock were considered 100% return of capital for income for tax purposes for the years ended December 31, 2025, 2024 and 2023.

Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our common stock during the year ended December 31, 2025.

On May 8, 2025, we publicly announced our preferred stock repurchase program, which authorizes the repurchase of up to $50 million of our Series A Preferred Stock and Series B Preferred Stock. All of the repurchases below were made during the fourth quarter of 2025 on the open market at prevailing market prices plus related expenses under the repurchase program (dollars in thousands, except per share information). As of December 31, 2025, up to $44.6 million was available under our preferred stock repurchase program.

7.125% Series B Cumulative Redeemable Perpetual Preferred Stock
Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs		Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	$—	—	—	$—
November 1, 2025 to November 30, 2025	—	—	—	—	—
December 1, 2025 to December 31, 2025	49,461	18.66	49,461		—
	49,461	$18.66	49,461		$—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Note on Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K for a description of these risks and uncertainties.
Overview
We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on SHOPs and OMFs. As of December 31, 2025, we owned 167 properties and a land parcel located in 29 states, consisted of 37 senior housing communities, with 3,615 units, in our SHOP segment and 130 outpatient medical facilities, with approximately 3.7 million square feet of GLA in our OMF segment.
We operate in two reportable business segments for management and financial reporting purposes: SHOP and OMF. All of our properties across both business segments are located throughout the United States. In our SHOP segment, we invest in senior housing properties through the RIDEA structure. As of December 31, 2025, we engaged three eligible independent contractors to operate 37 SHOPs. In our OMF operating segment, we own, manage and lease single- and multi-tenant OMFs where tenants are generally required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors, in addition to base rent. We or third-party managers manage our OMFs.
Substantially all of our business is conducted through the OP and its wholly-owned subsidiaries. Prior to consummation of the Internalization on September 27, 2024, our former Advisor and its related affiliates managed our day-to-day business and received compensation and fees for providing services to us. In connection with the Internalization, we internalized our advisory and property management functions with our own dedicated workforce. See Note 1 — Organization and Note 9—Related Party Transactions and Arrangements to our Consolidated Financial Statements for additional information. Effective September 30, 2024, we also effected the Reverse Stock Split.

Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP included in Part IV, Item 15 of this Annual Report on Form 10-K requires us to use judgment in the application of critical accounting estimates and assumptions. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. These estimates could affect our financial position or results of operations. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our Consolidated Financial Statements. We periodically re-evaluate our estimates and assumptions and, in the event estimates or assumptions prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Below is a discussion of accounting policies and estimates that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements.
Purchase Price Allocation
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
Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
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

Impairment of Long-Lived Assets
Management assesses on a continuous basis whether there are indicators that the carrying value of our real estate properties may be impaired. Such indicators include significant declines in market value, changes in property use or condition, legal or business developments, costs that significantly exceed management’s expectations, ongoing operating losses and changes in anticipated holding period. If any of these indicators are present, management evaluates whether the property’s carrying value may not be recoverable based on an estimate of future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. If an impairment exists due to the inability to recover the carrying value, we will recognize an impairment loss in the consolidated statements of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of real estate properties which are held for use. Our estimated fair value is primarily based upon (i) estimated sales prices from signed contracts or letters of intent from third-party offers or (ii) discounted cash flow models of the property over its anticipated hold period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that we believe to be within a reasonable range of current market rates. In addition, such cash flow models consider factors such as expected future operating income, market and other applicable trends, residual value, leasing demand, competition, and other relevant factors.
Recent Accounting Pronouncements
See “Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements” to our Consolidated Financial Statements for the impact of new accounting standards.
Results of Operations
We, through our chief operating decision maker (“CODM”), evaluate the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net loss (each item discussed separately in “Other Results of Operations” below). We use net operating income (“NOI”) to assess and compare property level performance and to make decisions concerning the operation of our properties. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated loss before income taxes. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) and net income (loss) attributable to common stockholders (each as determined in accordance with GAAP) as presented in our Consolidated Financial Statements. NOI should not be considered as an alternative to net income (loss) and net income (loss) attributable to common stockholders (each as determined in accordance with GAAP) as an indication of our performance or to cash flows as a measure of our liquidity. A reconciliation of NOI to net income (loss) attributable to common stockholders can be found in “Note 15 — Segment Reporting” to our Consolidated Financial Statements.
Below is a discussion of our results of operations for the years ended December 31, 2025 and 2024. See the “Results of Operations” section located under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results of operations for the year ended December 31, 2024 and comparison between the years ended December 31, 2024 and 2023.

Comparison of the Years Ended December 31, 2025 and 2024
The following table shows our results of operations for the years ended December 31, 2025 and 2024 and the year-to-year change by line item of the consolidated statements of operations (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenue from tenants	$342,279	$353,794	$(11,515)	(3.3)%
Operating expenses:
Property operating and maintenance (1)	218,898	221,452	(2,554)	(1.2)
Impairment charges	44,914	24,881	20,033	80.5
Termination fees to related parties	—	106,650	(106,650)	NM
Operating fees to related parties	—	19,203	(19,203)	NM
Acquisition and transaction related	516	7,949	(7,433)	(93.5)
General and administrative (1)	24,190	22,440	1,750	7.8
Depreciation and amortization	78,261	84,067	(5,806)	(6.9)
Total expenses	366,779	486,642	(119,863)	(24.6)
Operating loss before gain on sale of real estate investments	(24,500)	(132,848)	108,348	81.6
Gain on sale of real estate investments	27,800	9,307	18,493	198.7
Operating income (loss)	3,300	(123,541)	126,841	102.7
Other (expense) income:
Interest expense	(61,281)	(69,447)	8,166	11.8
Interest and other income, net	272	1,051	(779)	(74.1)
Gain on extinguishment of debt	257	392	(135)	(34.4)
(Loss) gain on non-designated derivatives	(72)	1,544	(1,616)	(104.7)
Total other expense, net	(60,824)	(66,460)	5,636	8.5
Loss before income taxes	(57,524)	(190,001)	132,477	69.7
Income tax expense	(161)	(262)	101	38.5
Net loss	(57,685)	(190,263)	132,578	69.7
Net loss attributable to non-controlling interests	64	567	(503)	(88.7)
Allocation for preferred stock	(13,446)	(13,799)	353	2.6
Net loss attributable to common stockholders	$(71,067)	$(203,495)	$132,428	65.1%
__________
(1)Certain 2024 amounts have been reclassified from general and administrative to property operating and maintenance to align with the current period presentation.
Segment Results — Senior Housing Operating Properties
The following table presents the results of operations and the period-to-period change in our SHOP segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenue from tenants	$225,221	$216,477	$8,744	4.0%
Less: Property operating and maintenance	182,640	181,947	693	0.4
NOI	$42,581	$34,530	$8,051	23.3%

	Number of properties at December 31,		Average monthly revenue per occupied room for the year ended December 31,		Average unit occupancy for the year ended December 31,
	2025	2024	2025	2024	2025	2024
Total communities (1)	37	44	$6,078	$5,791	81.9%	77.4%
__________
(1)Excludes one land parcel with a gross asset value of $0.6 million.
Revenue from tenants within our SHOP segment are generated in connection with rent and services offered to residents depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expense relates to the costs associated with staffing to provide care for the residents in our SHOPs, as well as supplies, overhead and management fees paid to our third-party operators and costs associated with maintaining the physical site.

The increase in SHOP NOI for the year ended December 31, 2025 over the prior year was primarily due to positive trends in occupancy and revenue per occupied room, partially offset by (i) higher property operating and maintenance expense driven by higher occupancy and inflationary impacts on labor costs and (ii) the nine SHOPs sold in 2024 and 2025.
Segment Results — Outpatient Medical Facilities
The following table presents the results of operations and the period-to-period change in our OMF segment for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenue from tenants	$117,058	$137,317	$(20,259)	(14.8)%
Less: Property operating and maintenance	36,258	39,505	(3,247)	(8.2)
NOI	$80,800	$97,812	$(17,012)	(17.4)%

	Number of properties at December 31,		Ending occupancy for the year ended December 31,
	2025	2024	2025	2024
Total outpatient medical facilities	130	148	92.8%	90.5%
Revenue from tenants within our OMF segment primarily reflects contractual rent received from tenants and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expense in our OMF segment. Pursuant to many of our lease agreements in our OMFs, tenants are required to pay their pro rata share of property operating and maintenance expenses and certain capital expenditures, which may be subject to expense exclusions and floors, in addition to base rent. Property operating and maintenance expense reflects the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees.
The decrease in OMF NOI for the year ended December 31, 2025 over the prior year was primarily due to disposition of 30 OMFs in the second half of 2024 and throughout 2025, partially offset by favorable leasing activity and acquisition of four OMFs during 2024.
Other Results of Operations
Impairment Charges
We recorded $44.9 million of impairment charges for the year ended December 31, 2025 related to seven SHOP properties ($37.9 million) and four OMF properties ($7.0 million). We recorded $24.9 million of impairment charges for the year ended December 31, 2024 related primarily to two SHOP properties ($13.4 million) and two OMF properties ($11.2 million).
Termination Fees to Related Parties
We recorded $106.7 million of termination fees to related parties for the year ended December 31, 2024 as a result of our termination of the prior advisory agreement with our former Advisor and transition to self-management through the Internalization, comprised of an internalization fee of $98.2 million, an asset management fee of $5.5 million and a property management fee of $2.9 million. This item did not recur in 2025.
Operating Fees to Related Parties
Prior to the consummation of the Internalization, our former Advisor and its affiliates were paid asset management and property management fees of $19.2 million in 2024 for managing our properties on a day-to-day basis. We no longer had to pay such fees in 2025 following the consummation of the Internalization.
Acquisition and Transaction Related
Acquisition and transaction related expenses decreased $7.4 million in 2025 over the prior year primarily due to $5.3 million of advisory, legal and other professional costs and non-recurring employee transition expenses directly related to the Internalization incurred in 2024.
General and Administrative
General and administrative expense increased $1.8 million in 2025 over the prior year primarily due to cash severance, acceleration of equity vesting and other related expenses in connection with the transition of chief financial officer role in 2025.
Depreciation and Amortization
Depreciation and amortization expense decreased $5.8 million in 2025 over the prior year primarily due to the disposition of 30 OMFs and nine SHOPs throughout 2024 and 2025, partially offset by depreciation on capital expenditures placed in service throughout 2024 and 2025.

Gain on Sale of Real Estate Investments
During the year ended December 31, 2025, we disposed of seven SHOPs and 18 OMFs for an aggregate contract sales price of $202.5 million, which resulted in an aggregate net gain on sale of $27.8 million.
During the year ended December 31, 2024, we disposed of two SHOPs, 12 OMFs and one land parcel for an aggregate contract sales price of $118.1 million, which resulted in an aggregate gain on sale of $9.3 million.
Interest Expense
Interest expense decreased $8.2 million in 2025 over the prior year primarily due to lower average debt balances, partially offset by higher weighted average economic interest rates and cash received in connection with the termination of an interest rate swap.
Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.75% and 5.06% as of December 31, 2025 and 2024, respectively.
Interest and Other Income, Net
Interest and other income includes interest income earned on cash and cash equivalents invested in short-term money market funds and expenses not covered by insurance, net of recoveries. Interest and other income decreased $0.8 million in 2025 over the prior year primarily due to $0.5 million higher expenses not covered by insurance, net of recoveries and $0.4 million in excess insurance reimbursement received in 2024.
Gain on Extinguishment of Debt
We recorded a gain on extinguishment of debt of $0.3 million and $0.4 million in 2025 and 2024, respectively, in connection with repayment of loans prior to maturity relating to asset sales.
(Loss) Gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments includes mark-to-market adjustments of non-designated interest rate caps designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt and the previous $50.0 million variable-rate warehouse facility with Capital One (the “OMF Warehouse Facility”), which have variable interest rates.
We incurred a loss on non-designated derivatives in 2025 primarily due to $3.5 million less cash received in 2025 from our interest rate caps as a result of a net decrease in the number of interest rate caps outstanding from 2024 to 2025, partially offset by a $1.9 million net change in the fair value of our interest rate caps.
Income Tax Expense
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded income tax expenses of $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, primarily due to state income taxes incurred by our TRS.
Allocation for Preferred Stock
Allocation for preferred stock was $13.4 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively. These amounts represent the allocation of our net income that is related to holders of our Series A Preferred Stock and our Series B Preferred Stock. The decrease is due to repurchases of our preferred stock during the year ended December 31, 2025.

Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,		Change
	2025	2024	$	%
Cash, cash equivalents and restricted cash, beginning of year	$74,095	$91,316	$(17,221)	(18.9)%
Net cash provided by (used in) operating activities	6,951	(79,846)	86,797	108.7
Net cash provided by investing activities	69,806	63,972	5,834	9.1
Net cash used in financing activities	(42,400)	(1,347)	(41,053)	NM
Cash, cash equivalents and restricted cash, end of year	$108,452	$74,095	$34,357	46.4%

Cash Flows from Operating Activities
Cash flows from operating activities increased by $86.8 million during the year ended December 31, 2025 compared to 2024, primarily due to growth in our SHOP segment and decrease in interest expense in 2025, partially offset by decrease in NOI from our OMF segment as a result of dispositions in 2025, and reduced fees paid to the former Advisor in 2025 in connection with the Internalization. In 2024, we paid asset management and property management fees of $19.2 million and made a partial payment of $75 million relating to the termination fee. In 2025, we did not incur any asset management or property management fees, however, we paid the outstanding portion of the termination fee of $30.3 million.
Cash Flows from Investing Activities
Cash flows from investing activities increased by $5.8 million during the year ended December 31, 2025 compared to 2024, primarily due to higher proceeds from the sale of real estate investments and lower acquisition volume in 2025, partially offset by higher capital expenditures in 2025.
Cash Flows from Financing Activities
Cash flows from financing activities decreased by $41.1 million during the year ended December 31, 2025 compared to 2024, primarily due to net decrease in outstanding debt and repurchase of our preferred stock in 2025.

Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of our Series A Preferred Stock and our Series B Preferred Stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next 12 months.
Our future liquidity requirements and available liquidity, however, depend on many factors, such as recent and continuing increases in inflation, labor shortages, supply chain disruptions and higher property insurance, property tax and interest rates, all of which have and may continue to have adverse impacts on our results of operations and thus ultimately our liquidity. Moreover, these adverse impacts may also impact our tenant and residents’ ability to pay rent and thus our cash flows. For more information about the risks and uncertainties associated with inflation, labor shortages and labor costs, see the “Inflation” section below and Part I – Item 1A. Risk Factors section of this Annual Report on Form 10-K.
We expect to fund our future short-term operating liquidity requirements, including distributions to holders of our Series A Preferred Stock and our Series B Preferred Stock, through a combination of current cash on hand, net cash provided by our operating activities and property dispositions, future takedowns under our Revolving Facility and potential new financings utilizing certain of our unencumbered properties.
As of December 31, 2025 and 2024, we had $57.6 million and $21.7 million of cash and cash equivalents, respectively. The Secured Term Loan 4 due 2033 requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.
Financings
As of December 31, 2025, our total debt leverage ratio (net debt divided by total gross asset value) was approximately 45.1%. Net debt totaled $988.6 million, which represents total debt, net ($1.0 billion) less cash and cash equivalents ($57.6 million). Gross asset value totaled $2.2 billion, which represents total real estate investments, at cost ($2.2 billion), net of gross market lease intangible liabilities ($19.6 million). Cumulative impairment charges are reflected within gross asset value.
As of December 31, 2025, we had total gross borrowings of $1.0 billion, at a weighted-average interest rate of 5.94% and a weighted-average remaining term of 3.9 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.75% as of December 31, 2025.
As of December 31, 2025, the carrying value of our real estate investments, at cost was $2.2 billion, with $683.4 million of this asset value pledged as collateral for mortgage notes payable, $614.5 million of this asset value pledged to secure advances under our Fannie Mae Secured Debt and $867.3 million of this asset value added to the borrowing base of our Credit Facilities (as defined below). These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Fannie Mae Secured Debt and the Credit Facilities, which would impact availability thereunder.

Unencumbered real estate investments, at cost as of December 31, 2025 was $22.2 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.
Mortgage Notes Payable
As of December 31, 2025, we had $375.5 million in mortgage notes payable outstanding, which bore interest at a weighted-average annual fixed interest rate of 5.52% and a weighted-average remaining term of 7.4 years. Future scheduled principal payments on our mortgage notes payable for 2026 are $0.9 million.
Fannie Mae and Other Secured Debt
As of December 31, 2025, we had $334.7 million outstanding under our Fannie Mae Secured Debt, which bore interest at a weighted-average annual rate of 6.65% and had a weighted-average remaining term of 0.8 years. Inclusive of our non-designated interest rate caps that limit one-month SOFR at 3.50%, the weighted average economic interest rate on our Fannie Mae Secured Debt was 6.01% as of December 31, 2025.
In April 2025, we repaid the OMF Warehouse Facility in full in the amount of $21.7 million plus unpaid interest and terminated the facility.
Unsecured Credit Facilities
On December 11, 2025, we entered into (i) a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and (ii) a $150 million senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Facility, the “Credit Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto. As of December 31, 2025, we had $186.0 million and $150.0 million outstanding under our Revolving Facility and Term Loan, respectively. The borrowings under Revolving Facility and Term Loan both bore interest at a weighted-average annual rate of 5.94% and had a weighted-average remaining term of 2.9 years as of December 31, 2025. Inclusive of our interest rate swaps that convert variable interest rates to fixed interest rates, the economic interest rate on our Term loan was 5.51% as of December 31, 2025.
For additional information on our Fannie Mae Secured Debt, Credit Facilities and other mortgage notes payable and debt, see Note 5 — Mortgage Notes Payable and Other Debt to our Consolidated Financial Statements.
Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Secured Debt for economic purposes; however, we do not elect to apply hedge accounting to these instruments. As of December 31, 2025, we had six SOFR-based interest rate caps with an aggregate notional amount of $338.0 million, which limit one-month SOFR to 3.50% and have varying maturities through November 2026. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable-rate secured debt.
As SOFR has increased beyond 3.50%, we received cash payments of $3.3 million and $6.8 million in the years ended December 31, 2025 and 2024, respectively.
In April 2025, the Company terminated two interest rate caps with a notional of $21.7 million related to the OMF Warehouse Facility upon the facility’s full repayment.
In June 2025, the Company purchased three interest rate caps with a notional of $133.8 million for $1.1 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured Debt. These interest rate caps were purchased in advance of interest rate caps set to expire in July 2025.
In October 2025, the Company purchased two interest rate caps with a notional of $146.1 million for $0.4 million that limit one month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured debt. These interest rate caps were purchased in advance of interest rate caps set to expire in November 2025.
Capital Expenditures
During the year ended December 31, 2025, our aggregate capital expenditures paid were $28.7 million, of which $16.5 million was related to our OMF segment and $12.2 million was related to our SHOP segment.
Dispositions
During the year ended December 31, 2025, the Company disposed of seven SHOPs and 18 OMFs for an aggregate contract sales price of $202.5 million, which resulted in an aggregate net gain on sale of $27.8 million.
Preferred Stock Repurchase Program
On May 2, 2025, our Board authorized a preferred stock repurchase program for up to an aggregate amount of $50.0 million of our Series A Preferred Stock and our Series B Preferred Stock. Under the program, which does not have a stated expiration date, we may repurchase shares of our Series A Preferred Stock and our Series B Preferred Stock from time to time through open market purchases, including pursuant to Rule 10b5-1 pre-set trading plans, block trades, privately negotiated transactions, accelerated share repurchase transactions entered into with one or more counterparties or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors, and the program may be amended, suspended or discontinued at any time. The program does not obligate us to repurchase any specific number of shares of our Series A Preferred Stock and our Series B Preferred Stock.
During the year ended December 31, 2025, we repurchased and retired 131,629 shares of our Series A Preferred Stock at an average price of $15.39 and 213,344 shares of our Series B Preferred Stock at an average price of $15.94, inclusive of commissions. As of December 31, 2025, up to $44.6 million was available under our preferred stock repurchase program.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see “Note 16 — Commitments and Contingencies” to our Consolidated Financial Statements.

Dividends and Other Distributions
Dividends on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter) to holders of our Series A Preferred Stock, which is equivalent to 7.375% of per annum in the $25.00 liquidation preference per share of our Series A Preferred Stock. Dividends on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter) to holders of our Series B Preferred Stock, which is equivalent to 7.125% of per annum of the $25.00 liquidation preference per share of our Series B Preferred Stock. Dividends on our Series A Preferred Stock and our Series B Preferred Stock are cumulative and payable quarterly in arrears. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock or our Series B Preferred Stock become part of the liquidation preference thereof.
Since mid-2020, we have not paid cash dividends on our shares of common stock but we issued stock dividends to the holders of common stock from October 2020 until January 2024. The stock dividends were declared quarterly using a rate of $3.40 (as adjusted to reflect the Reverse Stock Split) per share per year. The number of shares issued with each dividend was based on the Estimated Per-Share NAV in effect on the applicable date.
The following table shows the sources for the payment of distributions to preferred stockholders, including distributions on unvested restricted shares and Common OP Units, but excluding distributions related to Class B Units as these distributions are recorded as an expense in our consolidated statements of operations and comprehensive loss, for the periods indicated. No cash distributions were made to common stockholders, restricted shareholders, holders of Common OP Units or holders of Class B Units in the year ended December 31, 2025.

	Year ended
	December 31, 2025		December 31, 2024
(In thousands)	Amounts	Percentage of Distributions	Amounts	Percentage of Distributions
Distributions:
Dividends paid to holders of Series A Preferred Stock	$7,181	52.7%	$7,333	52.4%
Dividends paid to holders of Series B Preferred Stock	6,264	46.0%	6,466	46.2%
Distributions paid to holders of Series A Preferred Units	184	1.4%	184	1.3%
Total cash distributions	$13,629	100.0%	$13,983	100.0%
Source of distribution coverage:
Cash flows provided by operations (1)	$6,951	51.0%	$—	—%
Available cash on hand	6,678	49.0%	13,983	100.0%
Total source of distribution coverage	$13,629	51.0%	$13,983	—%
Cash flows provided by operations (in accordance with GAAP)	$6,951		$(79,846)
Net loss (in accordance with GAAP)	$(57,685)		$(190,263)
__________
(1)Assumes the use of available cash flows from operations before any other sources.

For the year ended December 31, 2025, cash flows provided by operations were $7.0 million. We had not historically generated sufficient cash flows from operations to fund the payment of dividends and other distributions at the current rate prior to switching from paying cash dividends to stock dividends on our common stock. As shown in the table above, we funded distributions to holders of our Series A Preferred Stock, Series B Preferred Stock and Series A Preferred Units with cash flows provided by operations and available cash on hand.
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

Non-GAAP Financial Measures
This section discusses certain of the non-GAAP financial measures we use to evaluate our performance, including Funds from Operations (“FFO”) and Normalized Funds from Operations (“Normalized FFO”). A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure, which is net income (loss) attributable to common stockholders, are provided below.
We consider FFO and Normalized FFO to be useful supplemental measures for reviewing comparative operating and financial performance because, by excluding the applicable items listed below, FFO and Normalized FFO can help investors compare our operating performance between periods or to other companies (though other companies may calculate these measures differently than we do and the value of any such comparison may be limited). While FFO and Normalized FFO are relevant and widely used measures of operating performance of REITs, they do not represent, nor are they meant to replace, cash flows from operations and net income or loss as defined by GAAP, and should not be considered alternatives to those measures in evaluating our liquidity or operating performance. Rather, FFO and Normalized FFO should be reviewed in conjunction with these and other GAAP measurements as an indication of our operational performance and are not necessarily indicative of cash available to fund our future cash requirements, including our ability to pay dividends and other distributions to our stockholders. Additionally, our computation of FFO and Normalized FFO may not be comparable to FFO and Normalized FFO reported by other REITs that do not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or that interpret the current NAREIT definition or define Normalized FFO differently than we do.
The methods utilized to evaluate the performance of equity REITs under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and Normalized FFO, and the adjustments to GAAP in calculating FFO and Normalized FFO.
Funds from Operations and Normalized Funds from Operations
Our Consolidated Financial Statements are presented in accordance with GAAP, utilizing historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments will decrease predictably over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on various market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by NAREIT as net income or loss (computed in accordance with GAAP), adjusted for (i) real estate-related depreciation and amortization, (ii) impairment charges on depreciable real property, (iii) gains or losses from sales of depreciable real property and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
We believe that the use of FFO provides a more complete understanding of our operating performance to investors and to management, and when compared year-over-year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net loss. We believe that FFO is a recognized measure of operating performance by the REIT industry and is useful in comparing our operating performance with the operating performance of other real estate companies.
We also believe that Normalized FFO is a meaningful supplemental non-GAAP measure of our operating results. We calculate Normalized FFO by further adjusting FFO to reflect the performance of our portfolio for items we believe are not directly attributable to our operations. We believe that Normalized FFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. Our adjustments to FFO to arrive at Normalized FFO include removing the impacts of: (i) acquisition and transaction related costs (including certain expenses directly related to the Internalization and the Reverse Stock-Split); (ii) termination fees to related parties; (iii) severance and other related costs; (iv) mark-to-market gains and losses on non-designated derivatives and amortization related to terminated derivatives; (v) casualty-related charges, net relating to significantly disruptive events that are infrequent in nature; (vi) gains and losses on extinguishment of debt; (vii) similar adjustments for non-controlling interests; and (viii) certain other items set forth in the Normalized FFO reconciliation included therein. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance across periods on a consistent basis.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and Normalized FFO for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders (in accordance with GAAP)	$(71,067)	$(203,495)	$(86,097)
Depreciation and amortization on real estate assets	72,615	79,231	80,057
Impairment charges	44,914	24,881	4,676
(Gain) loss on sale of real estate investments	(27,800)	(9,307)	322
Depreciation on real estate assets related to non-controlling interests	(394)	(466)	(403)
NAREIT FFO attributable to common stockholders	18,268	(109,156)	(1,445)
Acquisition and transaction related (1)	516	7,949	545
Termination fees to related parties (2)	—	106,650	—
Severance and other related costs (3)	2,907	—	—
Derivatives mark-to-market and terminations (4)	1,558	4,048	3,381
Casualty-related charges, net	864	489	63
Gain on extinguishment of debt	(257)	(392)	—
Normalizing items related to noncontrolling interests	(61)	(540)	38
Normalized FFO attributable to common stockholders	$23,795	$9,048	$2,582
________
(1)Includes certain advisory, legal, accounting, information technology, tax and other professional expenses and other non-recurring employee transition expenses of $4.8 million for the year ended December 31, 2024 that were directly related to the Internalization and the Reverse Stock Split.
(2)Represents the closing payments paid in connection with the Internalization.
(3)Represents cash severance, acceleration of equity vesting and other related expenses in connection with the transition of the chief financial officer role in 2025.
(4)For the year ended December 31, 2025, includes $1.5 million of gain reclassified from other comprehensive income to earnings (recorded as a reduction to interest expense) in connection with cash received for the partial unwind of a hedge.

Inflation
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
We may be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of December 31, 2025, the increase to the 12-month CPI for all items, as published by the Bureau of Labor Statistics, was 3.2%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates have often been below the current rate of inflation in recent years.

In addition to base rent, depending on the specific lease, OMF tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses and certain capital expenditures, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Property operating and maintenance expenses include common area maintenance costs, real estate taxes and insurance. Increased operating costs paid by our tenants under these net leases could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent owed to us or property expenses to be paid, or reimbursed to us, by our tenants. Renewals of leases or future leases for our net lease properties may not be negotiated on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, in which event we may have to pay those costs. If we are unable to lease properties on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of the Credit Facilities, the Fannie Mae Secured Debt and our other secured financings, bear interest at fixed rates and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars and treasury rate lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2025, we had entered into six SOFR-based non-designated interest rate caps with a notional amount of approximately $338.0 million and 10 SOFR-based designated interest rate swaps with a notional amount of $150.0 million. We do not have any foreign operations and thus we are generally not directly exposed to foreign currency fluctuations.
Mortgage Notes Payable
As of December 31, 2025, all of our mortgages were fixed-rate ($375.5 million). Our mortgages had a gross aggregate carrying value of $375.5 million as of December 31, 2025. As of December 31, 2024, all of our mortgages were either fixed-rate ($425.7 million) or variable-rate ($364.0 million), before consideration of interest rate swaps.
Fannie Mae Secured Debt
Our Fannie Mae Secured Debt is variable-rate with one-month SOFR capped at 3.50% via interest rate cap contracts. Our Fannie Mae Secured Debt had a gross aggregate carrying amount of $334.7 million and bore interest at a weighted-average annual rate of 6.65% as of December 31, 2025.
Unsecured Credit Facilities
Our Credit Facilities, consisting of the Revolving Facility and the Term Loan, are variable-rate. The Term Loan has interest rate swaps that convert variable interest rates to fixed interest rates. Our Revolving Facility and Term Loan had a gross aggregate carrying amount of $186.0 million and $150.0 million, respectively, as of December 31, 2025. The borrowings under the Revolving Facility and Term Loan both bore interest at a weighted-average annual rate of 5.94% as of December 31, 2025.
Sensitivity Analysis — Interest Expense
Interest rate volatility associated with all of our variable-rate borrowings affects interest expense incurred and cash flow to the extent they are not fixed via interest rate swap or capped via interest rate cap contracts.
Interest Rate Swaps
As noted above, we have 10 SOFR-based designated interest rate swaps with a notional amount of $150.0 million, which effectively create a fixed interest rate for the $150.0 million Term Loan. As a result of our interest rate swaps, our only variable rate debt is the Revolving Facility discussed below.
Interest Rate Caps
We entered into six SOFR-based, non-designated interest rate cap contracts with a notional of $338.0 million as of December 31, 2025, which limit SOFR exposure on our Fannie Mae Secured Debt to 3.50%. The active caps began limiting SOFR during the fourth quarter of 2022 as SOFR rates exceeded the strike price of 3.50% and we are receiving monthly cash payments on these contracts. Because these are non-designated derivatives, the amounts received are included in (loss) gain on non-designated derivatives in our statements of operations and comprehensive loss.

Sensitivity
Assuming a 100 basis point increase in variable interest rates related to our $186.0 million Revolving Facility and assuming no change in the balance outstanding as of December 31, 2025, interest expense on an annualized basis would increase by approximately $1.9 million.
Sensitivity Analysis — Fair Value of Debt
Changes in market interest rates on our debt instruments impacts their fair value, even if it has no impact on interest due on them. For instance, if interest rates rise 100 basis points and the balances on our debt instruments remain constant, we expect the fair value of our obligations to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our debt assumes an immediate 100 basis point move in interest rates from their December 31, 2025 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt by $17.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt by $19.1 million. A 100 basis point increase in market interest rates would result in an increase in the fair value of our derivatives by $5.9 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our derivatives by $4.6 million.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and assuming no other changes in our capital structure. The information presented above includes only those exposures that existed as of December 31, 2025 and does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2025 at a reasonable level of assurance.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the 2025 fiscal year, and is incorporated herein by reference.

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

(b) Exhibits
See Exhibit Index below.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated August 6, 2024, by and among the Company, HTI Merger Sub, LLC, Healthcare Trust Advisors, LLC and AR Global Investments, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024 and incorporated by reference herein)

3.1
Composite Articles of Amendment and Restatement for the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 12, 2024 and incorporated by reference herein)

3.2
Articles Supplementary of the Company declassifying our Board, dated January 12, 2026 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026 and incorporated by reference herein)

3.3
Articles Supplementary of the Company prohibiting future election to be subject to Section 3-803 of the MGCL, dated January 12, 2026 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026 and incorporated by reference herein)

3.4
Articles Supplementary relating to the designation of shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated December 6, 2019 (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on December 6, 2019 and incorporated by reference herein)

3.5
Articles Supplementary designating additional shares of 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 15, 2020 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020 and incorporated by reference herein)

3.6
Articles Supplementary relating to the designation of shares of 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, dated October 4, 2021 (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on October 4, 2021 and incorporated by reference herein)

3.7
Articles of Amendment to the Company’s Charter, filed September 26, 2024 (Reverse Stock Split) (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

3.8
Articles of Amendment to the Company’s Charter, filed September 26, 2024 (Name Change and Par Value Adjustment) (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

3.9	Amended and Restated Bylaws of the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026 and incorporated by reference herein)
4.1
Agreement of Limited Partnership of the OP, dated as of February 14, 2013 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 14, 2013 and incorporated by reference herein)

4.2
First Amendment, dated December 31, 2013, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 7, 2014 and incorporated by reference herein)

4.3
Second Amendment, dated April 15, 2015, to the Agreement of Limited Partnership of the OP, dated as of February 14, 2013 (filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016 and incorporated by reference herein)

4.4
Third Amendment, dated December 6, 2019, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2019 and incorporated by reference herein)

4.5
Fourth Amendment, dated September 15, 2020, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020 and incorporated by reference herein)

4.6
Fifth Amendment, dated May 7, 2021, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2021 and incorporated by reference herein)

4.7
Sixth Amendment, dated October 4, 2021, to the Agreement of Limited Partnership of the OP, dated February 14, 2013 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2021 and incorporated by reference herein)

4.8 *	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 #
Form of Restricted Stock Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016 and incorporated by reference herein)

Exhibit No.	Description
10.2
Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and KeyBank National Association (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 10, 2016 and incorporated by reference herein)

10.3
First Amendment to Master Credit Facility, dated April 26, 2017, by among the borrowers party thereto and KeyBank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.4
Reaffirmation, Joinder and Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and KeyBank National Association (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.5
Master Credit Facility Agreement, dated as of October 31, 2016, by and among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 10, 2016 and incorporated by reference herein)

10.6
Reaffirmation, Joinder and First Amendment to Master Credit Facility, dated March 30, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.7
Second Amendment to Master Credit Facility, dated October 26, 2017, by among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.8
Third Amendment to Master Credit Facility, dated March 2, 2018, by among the borrowers party thereto and Capital One Multifamily Finance, LLC (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 20, 2018 and incorporated by reference herein)

10.9
 Loan Agreement, dated as of April 10, 2018, by and among the borrowers party thereto, and KeyBank National Association, as lender (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.10
Promissory Note A -1, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National
Association, as lender (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.11
 Promissory Note A-2, dated as of April 10, 2018, by the borrowers party thereto in favor of KeyBank National
Association, as lender (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.12
Guarantee Agreement, dated as of April 10, 2018, by the OP in favor of KeyBank National Association, as (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.13
Environmental Indemnity Agreement, dated as of April 10, 2018, by the borrowers party thereto and the OP in favor of KeyBank National Association, as indemnitee (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018 and incorporated by reference herein)

10.14 #
Form of Indemnification Agreement with Directors and Officers (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025 and incorporated by reference herein)

10.15
Loan Agreement dated as of May 24, 2023, among the borrower entities party thereto, Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 and incorporated by reference herein)

10.16
Guaranty Agreement dated as of May 24, 2023, by the OP in favor of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 and incorporated by reference herein)

10.17
Environmental Indemnity Agreement, dated as of May 24, 2023, by the OP and the borrower entities party thereto, for the benefit of Barclays Capital Real Estate Inc., Société Générale Financial Corporation, and KeyBank National Association (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 and incorporated by reference herein)

10.18
Loan Agreement, dated as of February 22, 2024, among the borrower entities party thereto and Bank of Montreal (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024 and incorporated by reference herein)

Exhibit No.	Description
10.19 #
Employment Agreement, dated September 25, 2024, by and between the Company and Michael Anderson (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2024 and incorporated by reference herein)

10.20 #
Form of Non-Employee Director Restricted Stock Agreement (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 5, 2025 and incorporated by reference herein)

10.21 #
Form of Restricted Stock Agreement (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 5, 2025 and incorporated by reference herein)

10.22 #
Form of Performance Stock Unit Agreement (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 5, 2025 and incorporated by reference herein)

10.23 #
2025 Omnibus Incentive Compensation Plan of National Healthcare Properties, Inc. (filed as an exhibit to the Company’s Registration Statement on Form S-8, filed with the SEC on May 22, 2025 and incorporated by reference herein)

10.24 #
Employment Agreement, dated November 18, 2025, by and between the Company and Andrew T. Babin (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2025 and incorporated by reference herein)

10.25 #
Separation and General Release and Waiver Agreement, dated November 18, 2025, by and between the Company and Scott M. Lappetito (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2025 and incorporated by reference herein)

10.26
Credit Agreement, dated December 11, 2025, by and among National Healthcare Properties, Inc., as guarantor, National Healthcare Properties Operating Partnership, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2025 and incorporated by reference herein)

19.1
Insider Trading Policy of the Company (filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 and incorporated by reference herein)

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

Name	Capacity	Date

/s/ Leslie D. Michelson	Non-Executive Chair of the Board of Directors, Independent Director	February 20, 2026
Leslie D. Michelson

/s/ Michael Anderson	Chief Executive Officer, President and Director	February 20, 2026
Michael Anderson	(Principal Executive Officer)

/s/ Andrew T. Babin	Chief Financial Officer and Treasurer	February 20, 2026
Andrew T. Babin	(Principal Financial Officer)

/s/ Ailin Park	Chief Accounting Officer	February 20, 2026
Ailin Park	(Principal Accounting Officer)

/s/ Elizabeth K. Tuppeny	Independent Director	February 20, 2026
Elizabeth K. Tuppeny

/s/ Edward G. Rendell	Independent Director	February 20, 2026
Edward G. Rendell

/s/ B.J. Penn	Independent Director	February 20, 2026
B.J. Penn

/s/ Scott W. Humphrey	Independent Director	February 20, 2026
Scott W. Humphrey

/s/ Edward M. Weil, Jr.	Director	February 20, 2026
Edward M. Weil, Jr.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Healthcare Properties, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National Healthcare Properties, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Impairment Indicators Assessment of Real Estate Investments, net
As described in Note 2 and 3 to the consolidated financial statements, the Company’s real estate investments, net balance was $1.52 billion as of December 31, 2025. Management assesses on a continuous basis whether there are indicators that the carrying value of the Company’s real estate properties may be impaired. Impairment indicators include significant declines in market value, changes in property use or condition, legal or business developments, costs that significantly exceed management’s expectations, ongoing operating losses, and changes in anticipated holding period. If any of these indicators are present, management evaluates whether the property’s carrying value may not be recoverable based on an estimate of future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. If an impairment exists due to the inability to recover the carrying value, the Company will recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value of real estate properties which are held for use.
The principal considerations for our determination that performing procedures relating to the assessment of the impairment indicators for real estate investments, net is a critical audit matter are (i) the significant judgment by management to identify and evaluate the impairment indicators of the carrying value of real estate properties; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification and evaluation of the impairment indicators related to significant declines in market value, changes in property use or condition, legal or business developments, costs that significantly exceed management’s expectations, ongoing operating losses, and changes in anticipated holding period.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for identifying and evaluating impairment indicators for real estate investments, net, (ii) testing the completeness and accuracy of certain underlying data used in the assessment, and (iii) evaluating the reasonableness of management’s assessment of the

Report of Independent Registered Public Accounting Firm
impairment indicators related to significant declines in market value, changes in property use or condition, legal or business developments, costs that significantly exceed management’s expectations, ongoing operating losses, and changes in anticipated holding period. Evaluating the reasonableness of management’s assessment of the impairment indicators involved (i) considering whether the indicators were consistent with evidence obtained from other audit procedures and (ii) evaluating management’s assessment over (a) significant declines in market value and adverse changes in property use or condition, (b) legal, regulatory, and business developments that could impact asset values, (c) whether costs incurred and projected to be incurred significantly exceeded management’s original expectations, (d) ongoing operating losses, including reductions in occupancy or negative cash flows, and (e) anticipated changes in holding period, including management’s intent with respect to holding or disposing of real estate properties.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2026
We have served as the Company's auditor since 2019.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Real estate investments, at cost:
Land	$174,535	$190,082
Buildings, fixtures and improvements	1,785,952	2,012,401
Acquired intangible assets	246,544	284,447
Construction in progress	2,994	7,867
Total real estate investments, at cost	2,210,025	2,494,797
Less: accumulated depreciation and amortization	(691,200)	(725,831)
Total real estate investments, net	1,518,825	1,768,966
Cash and cash equivalents	57,620	21,652
Restricted cash	50,832	52,443
Derivative assets, at fair value	569	19,206
Straight-line rent receivable, net	21,486	22,841
Operating lease right-of-use assets	7,377	7,480
Prepaid expenses and other assets, net	23,019	26,316
Accounts receivable, net	9,252	5,850
Deferred costs, net	22,792	21,269
Total assets	$1,711,772	$1,946,023
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$367,629	$779,160
Fannie Mae and other secured debt	334,739	362,216
Revolving credit facility	186,000	—
Term loan, net	148,405	—
Market lease intangible liabilities, net	4,851	6,125
Derivative liabilities, at fair value	188	—
Accounts payable and accrued expenses	44,381	89,575
Operating lease liabilities	8,467	8,109
Deferred rent	9,247	7,217
Distributions payable	3,340	3,496
Total liabilities	1,107,247	1,255,898
Commitments and Contingencies
Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,608,371 and 4,740,000 authorized as of December 31, 2025 and 2024, respectively; 3,845,515 and 3,977,144 issued and outstanding as of December 31, 2025 and 2024, respectively	38	40
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,466,656 and 3,680,000 authorized as of December 31, 2025 and 2024, respectively; 3,416,656 and 3,630,000 issued and outstanding as of December 31, 2025 and 2024, respectively	35	36
Common stock, 0.01 par value, 300,000,000 shares authorized; 28,426,694 and 28,296,439 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,132	1,132
Additional paid-in capital	2,531,315	2,533,706
Accumulated other comprehensive income	5,604	16,640
Distributions in excess of accumulated earnings	(1,938,060)	(1,866,994)
Total stockholders’ equity	600,064	684,560
Non-controlling interests	4,461	5,565
Total equity	604,525	690,125
Total liabilities and equity	$1,711,772	$1,946,023
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue from tenants	$342,279	$353,794	$345,925
Operating expenses:
Property operating and maintenance	218,898	221,452	217,792
Impairment charges	44,914	24,881	4,676
Termination fees to related parties	—	106,650	—
Operating fees to related parties	—	19,203	25,527
Acquisition and transaction related	516	7,949	545
General and administrative	24,190	22,440	18,928
Depreciation and amortization	78,261	84,067	82,873
Total expenses	366,779	486,642	350,341
Operating loss before gain (loss) on sale of real estate investments	(24,500)	(132,848)	(4,416)
Gain (loss) on sale of real estate investments	27,800	9,307	(322)
Operating income (loss)	3,300	(123,541)	(4,738)
Other (expense) income:
Interest expense	(61,281)	(69,447)	(66,078)
Interest and other income, net	272	1,051	734
Gain on extinguishment of debt	257	392	—
(Loss) gain on non-designated derivatives	(72)	1,544	(1,995)
Total other expense, net	(60,824)	(66,460)	(67,339)
Loss before income taxes	(57,524)	(190,001)	(72,077)
Income tax expense	(161)	(262)	(303)
Net loss	(57,685)	(190,263)	(72,380)
Net loss attributable to non-controlling interests	64	567	82
Allocation for preferred stock	(13,446)	(13,799)	(13,799)
Net loss attributable to common stockholders	(71,067)	(203,495)	(86,097)
Other comprehensive loss:
Unrealized loss on designated derivatives	(11,036)	(6,824)	(13,446)
Comprehensive loss attributable to common stockholders	$(82,103)	$(210,319)	$(99,543)

Weighted-average common shares outstanding — Basic and Diluted (1)	28,304	28,286	28,280
Net loss attributable to common stockholders per common share — Basic and Diluted (1)	$(2.51)	$(7.19)	$(3.04)
__________
(1)Retroactively adjusted for the effects of previous stock dividends (see Note 1 — Organization ). Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a net loss exists as the effect would be an antidilutive per share amount.
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024..
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	3,977	$40	3,630	$36	26,270	$1,051	$2,417,059	$36,910	$(1,462,457)	$992,639	$6,551	$999,190
Share-based compensation, net	—	—	—	—	—	—	919	—	—	919	—	919
Distributions declared in common stock, $0.85 per share	—	—	—	—	1,616	64	91,186	—	(91,250)	—	—	—
Dividends declared on Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	284	284
Net loss	—	—	—	—	—	—	—	—	(72,298)	(72,298)	(82)	(72,380)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(13,446)	—	(13,446)	—	(13,446)
Rebalancing of ownership percentage	—	—	—	—	—	—	139	—	—	139	(139)	—
Balance, December 31, 2023	3,977	40	3,630	36	27,886	1,115	2,509,303	23,464	(1,639,804)	894,154	6,429	900,583
Share-based compensation, net	—	—	—	—	—	—	613	—	—	613	—	613
Distributions declared in common stock, $0.85 per share	—	—	—	—	410	17	23,678	—	(23,695)	—	—	—
Dividends declared on Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,333)	(7,333)	—	(7,333)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,466)	(6,466)	—	(6,466)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(185)	(185)
Net loss	—	—	—	—	—	—	—	—	(189,696)	(189,696)	(567)	(190,263)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(6,824)	—	(6,824)	—	(6,824)
Rebalancing of ownership percentage	—	—	—	—	—	—	112	—	—	112	(112)	—
Balance, December 31, 2024	3,977	40	3,630	36	28,296	1,132	2,533,706	16,640	(1,866,994)	684,560	5,565	690,125
Share-based compensation, net	—	—	—	—	—	—	3,766	—	—	3,766	—	3,766
Common stock issuance, net of tax withholdings	—	—	—	—	11	—	(612)			(612)		(612)
Dividends declared Series A Preferred Stock, $1.84 per share	—	—	—	—	—	—	—	—	(7,181)	(7,181)	—	(7,181)
Dividends declared on Series B Preferred Stock, $1.78 per share	—	—	—	—	—	—	—	—	(6,264)	(6,264)		(6,264)
Repurchase of Series A Preferred Stock	(132)	(2)	—	—	—	—	(2,024)	—	—	(2,026)	—	(2,026)
Repurchase of Series B Preferred Stock	—	—	(213)	(1)	—	—	(3,398)	—	—	(3,399)	—	(3,399)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(184)	(184)
Contributions from non-controlling interest holders	—	—	—	—	—	—	(123)	—	—	(123)	123	—
Net loss	—	—	—	—	—	—	—	—	(57,621)	(57,621)	(64)	(57,685)
Unrealized loss on designated derivative	—	—	—	—	—	—	—	(11,036)	—	(11,036)	—	(11,036)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	—	—	(979)	(979)
Balance, December 31, 2025	3,845	$38	3,417	$35	28,307	$1,132	$2,531,315	$5,604	$(1,938,060)	$600,064	$4,461	$604,525
Share and per share data have been adjusted for all periods presented to reflect a one-for-four reverse stock split effective September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(57,685)	$(190,263)	$(72,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78,261	84,067	82,873
Amortization of deferred financing costs and mortgage discounts (premiums)	4,753	3,465	6,793
Accretion of terminated swap	(344)	(1,218)	(4,195)
Amortization (accretion) of market lease and other intangibles, net	1,891	(1,428)	(890)
Stock-based compensation amortization expense	3,766	613	919
Loss (gain) on non-designated derivative instruments	72	(1,544)	1,995
Cash received from non-designated derivative instruments	3,292	6,810	5,580
(Gain) loss on sale of real estate investments	(27,800)	(9,307)	322
Gain on extinguishment of debt	(257)	(392)	—
Impairment charges	44,914	24,881	4,676
Deferred tax valuation allowance	1,711	2,397	1,165
Changes in assets and liabilities:
Straight-line rent receivable, net	1,355	(794)	(1,049)
Prepaid expenses and other assets, net	3,692	(6,021)	(5,549)
Accounts receivable, net	(3,399)	3,093	705
Deferred leasing costs	(8,081)	(11,266)	(3,134)
Accounts payable, accrued expenses and other liabilities	(41,220)	15,925	3,217
Deferred rent	2,030	1,136	576
Net cash provided by (used in) operating activities	6,951	(79,846)	21,624
Cash flows from investing activities:
Acquisitions of real estate	(250)	(5,606)	(35,261)
Capital expenditures	(28,726)	(21,908)	(22,397)
Investments in non-designated interest rate caps, net	(1,379)	(1,709)	(9,962)
Proceeds from sales of real estate, net	100,161	93,195	4,803
Net cash provided by (used in) investing activities	69,806	63,972	(62,817)
Cash flows from financing activities:
Borrowings under revolving credit facility and term loan	336,000	—	—
Proceeds from Fannie Mae and other secured debt	—	6,960	34,748
Repayments of Fannie Mae and other secured debt	(27,476)	(5,769)	(200,602)
Proceeds from mortgage notes payable	—	—	240,000
Repayments of mortgage notes payable	(331,113)	(18,822)	(1,139)
Proceeds from interest rate swap terminations	8,259	—	5,413
Payments of deferred financing costs	(6,211)	—	(8,748)
Proceeds from promissory note	—	30,267	—
Taxes paid for net settlement of equity-based awards	(612)	—	—
Payment of offering costs	(1,217)	—	—
Dividends paid on Series A Preferred Stock	(7,181)	(7,333)	(7,334)
Dividends paid on Series B Preferred Stock	(6,264)	(6,466)	(6,466)
Repurchase of Preferred Stock	(5,423)	—	—
Purchase of non-controlling interest	(978)	—	—
Contributions from non-controlling interest holders	—	—	284
Distributions to non-controlling interest holders	(184)	(184)	(185)
Net cash (used in) provided by financing activities	(42,400)	(1,347)	55,971
Net change in cash, cash equivalents and restricted cash	34,357	(17,221)	14,778
Cash, cash equivalents and restricted cash, beginning of year	74,095	91,316	76,538
Cash, cash equivalents and restricted cash, end of year	$108,452	$74,095	$91,316

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash, cash equivalents, end of period	$57,620	$21,652	$46,409
Restricted cash, end of period	50,832	52,443	44,907
Cash, cash equivalents and restricted cash, end of period	$108,452	$74,095	$91,316

Supplemental disclosures of cash flow information:
Cash paid for interest	$(54,018)	$(61,038)	$(63,720)
Cash received (paid) for income and franchise taxes (1)	10	(416)	(454)
Non-cash investing and financing activities:
Common stock issued through stock dividends	—	23,695	91,250
Preferred stock dividend declared	(3,340)	(3,496)	(3,496)
Mortgages issued with acquisition of real estate investments	—	7,500	—
Accrued capital expenditures	598	455	2,902
Accrued offering costs on Series B Preferred Stock	—	—	—
Proceeds from real estate sales used to repay mortgage notes payable	82,797	20,370	2,663
Mortgage notes payable repaid with proceeds from real estate sales	(82,797)	(20,370)	(2,663)
Proceeds from real estate sales used to repay amounts outstanding under the Prior Credit Facility	—	—	5,167
Amounts outstanding under the Prior Credit Facility repaid with proceeds from real estate sales	—	—	(5,167)
__________
(1)     For the year ended December 31, 2025, relates to cash received for income tax refunds. For the years ended December 31, 2024 and 2023, relates to cash paid for income and franchise taxes.
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 1 — Organization
National Healthcare Properties, Inc. (including, as required by context, National Healthcare Properties Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company acquires, owns and manages a diversified portfolio of healthcare-related real estate focused on senior housing operating properties (“SHOPs”) and outpatient medical facilities (“OMFs”).
As of December 31, 2025, the Company owned 167 properties and a land parcel located in 29 states, consisted of 37 senior housing communities, with 3,615 units, in the SHOP segment and 130 outpatient medical facilities, with approximately 3.7 million square feet of gross leasable area, in the OMF segment.
Substantially all of the Company’s business is conducted through the OP and its wholly owned subsidiaries, including its taxable REIT subsidiary (“TRS”). Prior to the consummation of the Internalization (as defined below) on September 27, 2024, the Company’s former advisor, Healthcare Trust Advisors, LLC (the “Advisor”), and its related affiliates managed the Company’s day-to-day business and received compensation and fees for providing services to the Company. See the “Internalization” section in this Note for additional information.
The Company has two operating and reportable segments: SHOP and OMF. All of the Company’s properties across both business segments are located throughout the United States. In the SHOP segment, the Company invests in senior housing properties through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of December 31, 2025, the Company engaged three eligible independent contractors to operate 37 SHOPs. In the OMF segment, the Company owns, manages and leases single and multi-tenant OMFs where tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors, in addition to base rent. The Company or third-party managers manage the Company’s OMFs.
From October 2020 through January 2024, the Company declared and issued quarterly dividends entirely in shares of its common stock, par value $0.01 per share (the “common stock”), in an aggregate of approximately 5.2 million shares (as adjusted to reflect the Reverse Stock Split (as defined below)).
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
Internalization
On September 27, 2024, the Company consummated the transactions (the “Internalization”) contemplated by that certain merger agreement dated August 6, 2024 (the “Internalization Agreement”) with the former Advisor, resulting in the internalization of the Company’s management and termination of the prior advisory agreement. Pursuant to the Internalization Agreement, on the closing date, (i) the outstanding membership interests of the former Advisor were converted into the right to receive from the Company an internalization fee of $98.2 million and (ii) the former Advisor’s parent entity received (x) an asset management fee of $5.5 million, representing the aggregate base management fee that the Company would have been required to pay to the Advisor during the remaining three month notice period required to terminate the prior advisory agreement, and (y) a property management fee of $2.9 million, representing the aggregate management fees that the Company would have been required to pay to the former Advisor through the then-current term of the property management agreement, in each case subject to certain other adjustments (collectively, the “Closing Payments” in an aggregate amount of $106.6 million). Because the Closing Payments exceeded the Company’s available cash on the closing date, the Company paid an aggregate cash consideration of $75.0 million and issued an unsecured promissory note (the “Promissory Note”) in a principal amount of $30.3 million to the former Advisor’s parent entity. In January 2025, the Company repaid the Promissory Note in full.
Reverse Stock Split
On September 26, 2024, the Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-four, which became effective on September 30, 2024 (the “Reverse Stock Split”). All share and per share data in this Annual Report on Form 10-K have been adjusted for all periods presented to reflect the Reverse Stock Split.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Revenue Recognition
The Company’s revenues consist primarily of resident services and fee income from lease contracts with residents in the SHOP segment and rents from lease contracts with tenants in the OMF segment. The Company recognizes resident services and fee income from residents in the SHOP segment and rental revenues from tenants in the OMF segment in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”).
Rental income from residents in the SHOP segment is recognized as earned when services are provided. Residents pay monthly rent that covers occupancy of their unit and basic services, including utilities, meals and some housekeeping services. The terms of the leases are short term in nature, primarily month-to-month.
Rent from tenants in the OMF segment is recognized on a straight-line basis over the initial term of the lease when collectability is probable. Because many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable for, and include in revenue from tenants on a straight-line basis, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
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
In addition to base rent, dependent on the specific lease, tenants are generally required to pay either (i) their pro rata share of property operating and maintenance expenses and certain capital expenditures, which may be subject to expense exclusions and floors, or (ii) their share of increases in property operating and maintenance expenses to the extent they exceed the properties’ expenses for the base year of the respective leases. Tenant reimbursements generally relate to the reimbursement of real estate taxes, insurance and repair and maintenance expense, and are recognized as both revenue (in revenue from tenants) and expense (in property operating and maintenance expense) in the period the expense is incurred. Under certain other lease agreements, tenants are directly responsible for all operating and maintenance costs of the respective properties. Expenses paid directly by the tenant are reflected on a net basis.
The Company continually reviews receivables related to rent and unbilled rent and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Under ASC 842, the Company is required to assess, based on credit risk only, if it is probable that the Company will collect virtually all of the lease payments at lease commencement date and it must continue to reassess collectability periodically thereafter based on new facts and circumstances

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
affecting the credit risk of the tenant. If the Company determines that it is probable it will collect virtually all of the lease payments (rent and common area maintenance), the lease will continue to be accounted for on an accrual basis (i.e., straight-line). However, if the Company determines it is not probable that it will collect virtually all of the lease payments, the lease will be accounted for on a cash basis and a full reserve would be recorded on previously accrued amounts in cases where it was subsequently concluded that collection was not probable. Cost recoveries from tenants are included in operating revenue from tenants, in accordance with current accounting rules, in the consolidated statements of operations and comprehensive loss in the period the related costs are incurred, as applicable.
Real Estate Investments
Real estate investments are recorded at cost. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
Capitalized above-market lease values are amortized as a decrease to revenue from tenants over the remaining terms of the respective leases and capitalized below-market lease values are amortized as an increase to revenue from tenants over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below-market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.
Capitalized above-market ground lease values are amortized as a reduction of property operating and maintenance expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating and maintenance expense over the remaining terms of the respective leases and expected below-market renewal option periods.
Purchase Price Allocation
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
December 31, 2025
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
Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at contract rates during the expected lease-up period. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
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
Accounting for Leases
Lessor Accounting
The Company evaluates new leases pursuant to ASC 842 to determine lease classification. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, there is an automatic transfer of title during the lease, a bargain purchase option, the non-cancelable lease term is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor.
As a lessor of real estate, the Company has elected, by class of underlying assets, to account for lease and non-lease components (such as tenant reimbursements of property operating and maintenance expenses) as a single lease component in an operating lease because (i) the non-lease components have the same timing and pattern of transfer as the associated lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company capitalizes incremental direct leasing costs and expenses indirect leasing costs in connection with new or extended tenant leases.
Lessee Accounting
The Company is the lessee under certain land leases which are classified as operating leases. These leases are reflected on the consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities, and the rent expense is reflected on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss.
Impairment of Long-Lived Assets
Management assesses on a continuous basis whether there are indicators that the carrying value of the Company’s real estate properties may be impaired. Such indicators include significant declines in market value, changes in property use or condition, legal or business developments, costs that significantly exceed management’s expectations, ongoing operating losses and changes in anticipated holding period. If any of these indicators are present, management evaluates whether the property’s carrying value may not be recoverable based on an estimate of future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. If an impairment exists due to the inability to recover the carrying value, the Company will recognize an impairment loss in the consolidated statements of operations and comprehensive loss to the extent that the carrying value exceeds the estimated fair value of real estate properties which are held for use. The Company’s estimated fair value is primarily based upon (i) estimated sales prices from signed contracts or letters of intent from third-party offers or (ii) discounted cash flow models of the property over its anticipated hold period. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that the Company believes to be within a reasonable range of current market

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
rates. In addition, such cash flow models consider factors such as expected future operating income, market and other applicable trends, residual value, leasing demand, competition, and other relevant factors.
Assets Held for Sale
The Company classifies a real estate property as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. When a real estate property is classified as held for sale, it is reported at the lower of its carrying value or fair value less costs to sell and no longer depreciated. If the carrying amount of the asset classified as held for sale exceeds the estimated net sales price, the Company records an impairment charge equal to the amount by which the carrying amount of the asset exceeds the estimated net sales price of the asset. For held-for-sale properties, the Company predominately uses the contract sales price as fair market value. There were no real estate investments held for sale as of December 31, 2025 or 2024.
Gain on Sale of Real Estate Investments
The Company recognizes a gain (loss) on sale of real estate when the criteria for an asset to be derecognized are met, which include when: (i) a contract exists, (ii) the buyer obtains control of the asset and (iii) it is probable that the Company will receive substantially all of the consideration to which it is entitled. These criteria are generally satisfied at the time of sale.
Derivative Instruments
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
The Company records all derivatives on the consolidated balance sheets at fair value. For derivative instruments designated and qualify as cash flow hedges, changes in fair value are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For derivative instruments not designated as hedges under a qualifying hedging relationship, changes in fair value are recorded in gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in bank accounts as well as investments in highly liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. As the account balances at each institution periodically exceed the FDIC insured amount, there is a concentration of credit risk related to amounts in excess of such coverage. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash consists of amounts held by the Company or its lenders to provide for future real estate tax, insurance expenditures, capital expenditures and tenant improvements related to its properties and operations.
Deferred Costs
Deferred costs, net, consists of: (i) deferred financing costs related to the Revolving Facility and Fannie Mae Secured Debt (each as defined below), (ii) deferred leasing costs and (iii) costs incurred directly attributable to a proposed offering of securities.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Deferred financing costs related to mortgage notes payable and the Term Loan (as defined below) are reflected as a reduction to the related borrowings on the Company’s consolidated balance sheets. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized using the effective interest method over the term of the applicable financing agreements for the Revolving Facility, Term Loan and Fannie Mae Secured Debt and over the expected term for mortgage notes payable. Unamortized deferred financing costs are expensed if the associated debt is refinanced or paid down before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Deferred leasing costs, consisting primarily of lease commissions and professional fees incurred in connection with new leases, are deferred and amortized over the term of the lease.
Stock-Based Compensation
The Company’s stock-based compensation for employees and directors is accounted for under the guidance of stock-based payments. The cost of services received in exchange for these stock-based compensation is measured at the grant date fair value of the equity award. The compensation expense for such awards is recognized on a straight-line basis over the requisite service period (i.e., vesting) or when the requirements for exercise of the award have been met in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Forfeitures of stock-based compensation are recognized as they occur.
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. If the Company continues to qualify for taxation as a REIT, it generally will not be subject to U.S. federal corporate income tax. Subsidiaries that elect to be treated as TRS are subject to U.S. federal, state and local income taxes. The Company recognizes tax penalties and interest as additional income tax expense.
The Company accounts for deferred income taxes using the asset and liability method and records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies (including modifying intercompany leases with the TRS) and recent financial operations. In the event the Company determines that it would not be able to realize the deferred income tax assets in the future in excess of the net recorded amount, the Company establishes a valuation allowance which offsets the previously recognized income tax asset.
Non-controlling Interests
The non-controlling interests represent the portion of the common and preferred equity in the OP that is not owned by the Company. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and presented as net loss attributable to non-controlling interests in the consolidated statements of operations and comprehensive loss. Non-controlling interests are allocated a share of net income or loss based on their share of equity ownership, including any preferential amounts.
Fair Value Measurement
The Company measures and discloses the fair value of financial instruments utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the hierarchy are described below:
•Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
•Level 3 — Unobservable inputs that reflect the entity’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Reportable Business Segments
The Company’s reportable business segments, based on how the chief operating decision maker (“CODM”) evaluates the Company’s business and allocates resources, are as follows: (i) OMF and (ii) SHOP.
Reclassifications
To conform to the current year presentation, amounts related to “construction in progress” and “accounts receivable, net” for the comparative periods have been reclassified from “prepaid expenses and other assets” and presented separately on the Company’s consolidated balance sheets, and certain 2024 amounts have been reclassified from general and administrative to property operating and maintenance on the Company’s consolidated statements of operations and comprehensive loss to align with the current period presentation.
Recent Accounting Pronouncements
Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). During the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively and disclosed a new rate reconciliation table and an income tax payment schedule. The adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
Not Yet Adopted
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

Note 3 — Real Estate Investments, Net
Property Acquisitions
The Company invests in healthcare-related facilities, primarily SHOPs and OMFs, which expand and diversify its portfolio and revenue base. During the year ended December 31, 2025, the Company did not acquire any significant assets. During the year ended December 31, 2024, the Company acquired four single-tenant OMFs for an aggregate contract purchase price of $12.6 million. The acquisitions were accounted for as asset acquisitions.
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2024 (dollars in thousands):

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Year ended December 31, 2024
Real estate investments, at cost:
Land	$1,266
Buildings, fixtures and improvements	9,302
Total tangible assets	10,568
Acquired intangibles:
In-place leases and other intangible assets (1)	2,388
Market lease and other intangible assets (1)	150
Total intangible assets and liabilities	2,538
Mortgage notes payable assumed, net	(7,500)
Cash paid for real estate investments, including acquisitions	$5,606
__________
(1)Weighted-average remaining amortization periods for in-place leases and above-market leases acquired were both 13.6 years as of December 31, 2024.
Significant Tenants
As of December 31, 2025, 2024 and 2023, the Company had one tenant (including for this purpose, all affiliates of such tenants) whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income on a straight-line basis for the portfolio. Annualized rental income consists of: (i) for the OMF segment, annualized December 2025 rental income on a straight-line basis for the leases in place as of December 31, 2025, which includes tenant concessions such as free rent, as applicable, and (ii) for the SHOP segment, annualized gross revenue for the fourth quarter of 2025. The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of consolidated annualized rental income on a straight-line basis for all properties as of December 31, 2025, 2024 and 2023:

	December 31,
State	2025	2024	2023
Florida	22.3%	21.2%	19.9%
Pennsylvania	11.2%	11.6%	10.6%
Iowa	11.0%	*	*
Georgia	10.6%	10.4%	*
__________
*    Not greater than 10%.
Intangible Assets and Liabilities
Acquired intangible assets and liabilities consisted of the following as of the periods presented (dollars in thousands):

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Intangible assets:
In-place lease intangible assets	$228,208	$194,822	$33,386	5.1 years	$260,534	$214,961	$45,573	5.3 years
Above-market lease intangible assets	11,235	10,250	985	4.5 years	14,446	12,819	1,627	5.0 years
Other intangible assets	7,101	1,087	6,014	63.8 years	9,467	1,293	8,174	66.3 years
Total acquired intangible assets	$246,544	$206,159	$40,385	6.7 years	$284,447	$229,073	$55,374	7.3 years
Intangible liabilities:
Below-market lease intangible liabilities	$19,626	$14,775	$4,851	6.4 years	$22,789	$16,664	$6,125	6.9 years

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place lease intangible and other intangible assets, amortization and accretion of above- and below-market lease intangible assets and liabilities, net and the amortization of above- and below-market ground leases, for the periods presented (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Amortization of in-place lease intangible and other intangible assets (1)	$8,940	$12,258	$13,080
Accretion of above- and below-market lease intangibles, net (2)	(582)	(1,420)	(1,050)
Amortization of above- and below-market ground leases, net (3)	2,473	176	159
__________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.
The following table provides the projected amortization and adjustments to revenue from tenants for the next five years (dollars in thousands):

	2026	2027	2028	2029	2030
In-place lease intangible assets	$7,295	$5,009	$3,701	$3,256	$2,605
Other intangible assets	1	1	1	1	—
Total to be added to amortization expense	$7,296	$5,010	$3,702	$3,257	$2,605

Above-market lease intangible assets	$(239)	$(176)	$(138)	$(73)	$(69)
Below-market lease intangible liabilities	925	650	586	545	419
Total to be added to revenue from tenants	$686	$474	$448	$472	$350
Dispositions
Year Ended December 31, 2025
During the year ended December 31, 2025, the Company disposed of seven SHOPs and 18 OMFs for an aggregate contract sales price of $202.5 million, which resulted in an aggregate net gain on sale of $27.8 million.
Year Ended December 31, 2024
During the year ended December 31, 2024, the Company disposed of two SHOPs, 12 OMFs and one land parcel for an aggregate contract sales price of $118.1 million, which resulted in an aggregate net gain on sale of $9.3 million.
Year Ended December 31, 2023
During the year ended December 31, 2023, the Company disposed of four SHOPs and one OMF for an aggregate contract sales price of $13.8 million, which resulted in an aggregate net loss on sale of $0.3 million.
Impairment Charges
The following table presents impairment charges by segment for the periods presented (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
SHOP	$37,882	$13,643	$2,122
OMF	7,032	11,238	2,554
Total impairment charges	$44,914	$24,881	$4,676
For the year ended December 31, 2025, the $44.9 million impairment consisted of: (i) $33.7 million impairment charges on properties that were impaired to their contractual sales price as determined by purchase and sale agreements or estimated fair value prior to being sold and (ii) $11.2 million impairment charges on properties that were impaired to their estimated fair value due to a change in their expected future cash flows.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
For the year ended December 31, 2024, the impairment charges relate to properties that were impaired to their contractual sales price as determined by purchase and sale agreements prior to being sold.
For the year ended December 31, 2023, the impairment charges relate to properties that were actively marketed for sale and impaired to their estimated fair values.

Note 4 — Leases
Lessor Accounting
The following table summarizes the Company’s lease income (dollars in thousands). Rental income from the OMF operating leases consists of fixed and variable lease payments. The variable payments primarily represent reimbursements of various property-level operating and maintenance expenses that the Company pays on behalf of its tenants. These amounts exclude SHOP leases which are short-term in nature.

	Year ended December 31,
	2025	2024	2023
Fixed income from operating leases	$94,328	$111,843	$111,447
Variable income from operating leases	22,415	25,441	24,003
The following table presents future base rent payments on a cash basis due to the Company as of December 31, 2025 over the next five years and thereafter (dollars in thousands). These amounts exclude tenant reimbursements and contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes, among other items. These amounts also exclude SHOP leases which are short-term in nature.

Future Base Rent Payments
2026	$89,638
2027	82,049
2028	71,094
2029	62,817
2030	57,680
Thereafter	229,283
$592,561
During the years ended December 31, 2025, 2024 and 2023, the Company recorded reductions in revenue of $0.7 million, $1.5 million and $1.2 million, respectively, related to uncollectible accounts.
As of December 31, 2025, the OMF leases had a weighted average remaining lease term of 5.6 years.
Lessee Accounting
The Company leases land and corporate office spaces. At inception, the Company establishes an operating lease right-of-use asset and operating lease liability, which represented the present value of future minimum lease payments. In determining operating right-of-use assets and lease liabilities for the Company’s operating leases, the Company was required to estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases. Because the terms of the Company’s ground leases are significantly longer than the terms of borrowings available to the Company on a fully-collateralized basis, the Company’s estimate of this rate required significant judgment. Certain operating leases include renewal options to extend the term for one year or more. Renewal options that are not reasonably certain to be exercised are excluded from the operating lease assets and liabilities.
As of December 31, 2025, the Company had eight operating and five direct financing lease agreements. The eight operating leases consist of ground and corporate office leases, which have durations, including assumed renewals, ranging from 2.2 years to 35.8 years, excluding an adjacent parking lot lease with a term of 0.7 years. The Company’s operating leases have a weighted-average remaining lease term, including assumed renewals, of 26.4 years and a weighted-average discount rate of 7.42% as of December 31, 2025. For each of the years ended December 31, 2025, 2024 and 2023, the Company paid cash of $1.0 million,

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
$0.7 million and $0.7 million, respectively, for amounts included in the measurement of lease liabilities. For each of the years ended December 31, 2025, 2024 and 2023, the Company recorded lease expense of $1.1 million, $0.7 million and $0.8 million, respectively.
The following table presents future minimum lease payments under non-cancelable ground and corporate operating leases as well as direct financing leases included in the Company’s operating lease liability as of December 31, 2025 (dollars in thousands):

	Future Base Rent Payments
	Operating Leases	Direct Financing Leases (1)
2026	$971	$79
2027	941	81
2028	668	83
2029	599	85
2030	602	87
Thereafter	18,440	5,759
Total minimum lease payments	22,221	6,174
Less: amounts representing interest	(13,754)	(2,158)
Total present value of minimum lease payments	$8,467	$4,016
__________
(1)The direct financing lease liability is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets. The direct financing lease asset is included as part of building, fixtures and improvements as the land component was not required to be bifurcated.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 5 — Mortgage Notes Payable and Other Debt
The following table reflects the Company’s mortgage notes payable and other debt as of December 31, 2025 and 2024 (dollars in thousands):

	Encumbered properties at December 31, 2025	Outstanding balance as of December 31,		Effective interest rate as of December 31(1),		Interest Rate		Formerly known as:
		2025	2024	2025	2024		Maturity
Secured Term Loan 1 due 2028	15	$85,771	$116,037	4.60%	4.60%	Fixed	May 2028	Multi-Property CMBS Loan
Secured Term Loan 2 due 2026 (2)	—	—	363,957	—%	3.63%	Fixed	Dec 2026	Capital One OMF Loan
Secured Term Loan 3 due 2031	7	33,066	37,472	2.93%	2.93%	Fixed	Dec 2031	BMO CMBS Loan
Secured Term Loan 4 due 2033	56	219,500	234,173	6.54%	6.54%	Fixed	Jun 2033	Barclays OMF Loan
Single Property Mortgage 1 due 2047	1	6,289	6,471	4.04%	4.04%	Fixed	May 2047	Fox Ridge Bryant
Single Property Mortgage 2 due 2049	1	14,412	14,833	2.99%	2.99%	Fixed	May 2049	Fox Ridge Chenal
Single Property Mortgage 3 due 2049	1	8,942	9,204	2.99%	2.99%	Fixed	May 2049	Fox Ridge North Little Rock
Multi Property Mortgage 1 due 2034	4	7,500	7,500	6.94%	6.94%	Fixed	Mar 2034	BMO CPC Mortgage
Gross mortgage notes payable	85	375,480	789,647	5.52%	4.62%
Deferred financing costs, net		(6,753)	(9,304)
Mortgage premiums and discounts, net		(1,098)	(1,183)
Mortgage notes payable, net		$367,629	$779,160

Secured Fannie Mae Loan 1 due 2026	11	$199,866	$203,405	6.63%	7.29%	Variable	Nov 2026	Capital One Secured Debt
Secured Fannie Mae Loan 2 due 2026	10	134,873	137,103	6.68%	7.34%	Variable	Nov 2026	KeyBank Secured Debt
Total Secured Fannie Mae Loan (3)	21	334,739	340,508	6.65%	7.31%
OMF Warehouse Facility (4)	—	—	21,708	—	7.66%	Variable	Dec 2026
Fannie Mae and other secured debt	21	$334,739	$362,216	6.65%	7.33%

Term loan due 2028 (5)	—	$150,000	$—	5.51%	—%	Variable	Dec 2028
Deferred financing costs, net		(1,595)	—
Unsecured term loan, net		$148,405	$—

Unsecured revolving credit facility	59	$186,000	$—	5.94%	—%	Variable	Dec 2028
__________
(1)Calculated on a weighted average basis over 365 days for all mortgages outstanding as of December 31, 2025 and 2024.
(2)In December 2025, the Company repaid in full and terminated the Secured Term Loan 2 due 2026 in connection with the closing of the Credit Facilities (as defined below).
(3)The Secured Fannie Mae Loan has interest rate caps that limit one-month SOFR at 3.50%.
(4)In April 2025, the Company repaid in full and terminated the OMF Warehouse Facility.
(5)The Term loan due 2028 has interest rate swaps that convert variable interest rates to fixed interest rates.
Mortgage Notes Payable
As of December 31, 2025, the Company had pledged $683.4 million in real estate investments, at cost, as collateral for its $375.5 million of gross mortgage notes payable. As of December 31, 2024, the Company had pledged $1.3 billion in real estate investments, at cost, as collateral for its $789.6 million of gross mortgage notes payable. The real estate is not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis. During the years ended December 31, 2025, 2024 and 2023, the Company made aggregate principal repayments of mortgage debt of $414.0 million, $39.2 million and $3.8 million, respectively.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Secured Term Loan 4 due 2033 loan agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times. As of December 31, 2025, the Company was in compliance with these financial covenants.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The Company may request future advances under the Fannie Mae Secured Debt by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the Fannie Mae Secured Debt bore monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of 2.41% and 2.46% for the Secured Fannie Mae Loan 1 due 2026 and the Secured Fannie Mae Loan 2 due 2026, respectively. The Company has interest rate caps that limit one-month SOFR at 3.50%. The Fannie Mae Secured Debt matures on November 1, 2026.
Through December 31, 2025, the Company had provided cash deposits totaling $15.4 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. These deposits are recorded as restricted cash on the consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Secured Debt. These deposits will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity of the Fannie Mae Secured Debt.
As of December 31, 2025, the Company had pledged $614.5 million in total real estate investments, at cost, as collateral under its Fannie Mae Secured Debt and other secured debt. All of the real estate assets pledged to secure borrowings under the Company’s Fannie Mae Secured Debt and other secured debt are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Unsecured Credit Facilities
On December 11, 2025, the Company, as guarantor, the OP, as borrower, and certain indirect subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto. In connection with entering into the Credit Agreement, the Company terminated the amended and restated loan agreement, dated as of December 20, 2019, as amended, by and among the borrower entities party thereto, Capital One, National Association and the other lenders party thereto and paid off the outstanding Secured Term Loan 2 due 2026 thereunder.
The Credit Agreement provides for (i) a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and (ii) a $150 million senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Facility, the “Credit Facilities”). The Credit Agreement also provides that, subject to customary conditions, including obtaining lender commitments and compliance with its financial maintenance covenants under the Credit Agreement, the OP may seek to increase the lending commitments under the Credit Agreement by up to $450 million of the Revolving Facility and/or the Term Loan.
The Revolving Facility and the Term Loan have a maturity date of December 11, 2028, which, in each case, may be extended for two one-year periods subject to customary conditions under the Credit Agreement. The OP may elect at any time and from time to time to prepay all or any portion of the loans under the Credit Facilities prior to maturity without premium or penalty, subject to payment of usual and customary breakage costs.
The interest rates applicable to loans under the Credit Facilities are, at the OP’s option, equal to either a base rate plus a margin ranging from 0.55% to 1.10% per annum or Daily Simple SOFR or Term SOFR plus a margin ranging from 1.55% to 2.10% per annum, in each case based on the Company’s consolidated leverage ratio. In addition, with respect to the Revolving Facility, the OP will pay, if the usage is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the usage is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Facility.
The Credit Facilities are guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company, the OP and certain indirect subsidiaries of the Company to incur indebtedness, grant liens on their assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Agreement also requires the Company to comply with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage ratio, maximum leverage

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unencumbered leverage ratio, minimum unsecured interest coverage ratio and minimum liquidity requirement.
The Credit Agreement also contains customary events of default, including the failure to make timely payments under the Credit Facilities, any event or condition that makes other material indebtedness due prior to its scheduled maturity, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. The occurrence of an event of default under the Credit Agreement may result in all loans and other obligations becoming immediately due and payable and the Credit Facilities being terminated and allow the lenders to exercise all rights and remedies available to them.
As of December 31, 2025, the Company added $867.3 million in total real estate investments, at cost to the borrowing base under the Credit Facilities. All of the real estate assets added to the borrowing base under the Credit Facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.
Debt Maturities
As of December 31, 2025, the Company’s indebtedness had the following maturities (dollars in thousands):

	Mortgage notes payable	Fannie Mae and other secured debt	Term Loan	Revolving Facility	Total
2026	$893	$334,739	$—	$—	$335,632
2027	922	—	—	—	922
2028	86,722	—	150,000	186,000	422,722
2029	982	—	—	—	982
2030	1,013	—	—	—	1,013
Thereafter	284,948	—	—	—	284,948
Total	$375,480	$334,739	$150,000	$186,000	$1,046,219
The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of its Series A Preferred Stock and Series B Preferred Stock. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next 12 months. The Company expects to fund its future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock, through a combination of current cash on hand, net cash provided by its operating activities and property dispositions, future takedowns under the Revolving Facility and potential new financings utilizing certain of its unencumbered properties.

Note 6 — Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
2025 New Swaps
In connection with entering into the Credit Agreement in December 2025, the Company entered into 10 interest rate swaps on the $150.0 million Term Loan, which hedge fluctuations in interest payments by converting variable interest rates to fixed interest rates. The interest rate swap instruments are designated as cash flow hedges.
2025 Swap Terminations
In February 2025, in conjunction with the repayment of the underlying hedged loan agreements, the Company received $1.5 million in connection with the partial unwind of an interest rate swap designated as a cash flow hedge. In conjunction with the partial unwind, the Company accelerated the reclassification of gains of $1.5 million from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The gains were recorded as a reduction to interest expense in the consolidated statements of operations and comprehensive loss.
In December 2025, in connection with the closing of the Credit Facilities and the repayment of $330.2 million under the Secured Term Loan 2 due 2026, the Company terminated and settled in cash the interest rate swap with $330.2 million in notional value maturing in December 2026 and received $6.1 million from its counterparty. Because the original forecasted transaction underlying the interest rate swap contemplated cash flows from SOFR-based debt until such debt’s maturity and the Company

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
currently has sufficient other SOFR-based rate debt remaining in lieu of the repaid SOFR-based debt, management determined that the original forecasted transaction is still probable to occur by the end of the originally specified time period. As such, the $6.1 million gain related to the terminated swap will continue to be recorded in accumulated other comprehensive income and amortized over the remaining life of the terminated swap in earnings. During the fourth quarter of 2025, the Company recognized $0.3 million of gain in earnings, which was recorded as a reduction to interest expense in the consolidated statements of operations and comprehensive loss.
The Company estimates that approximately $5.9 million of unrealized gains, which are included in accumulated other comprehensive income as of December 31, 2025, are expected to be reclassified into earnings as a decrease to interest expense within the next 12 months.
As of December 31, 2025, the Company had 10 interest rate swaps, designated as cash flow hedge(s) of interest rate risk (dollars in thousands):

	Notional Amount	Index	Pay Rate	Effective Date	Maturity Date	Fair value as of December 31, 2025

Derivative liabilities, at fair value:
Interest rate “pay-fixed” swaps	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$(188)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
(Loss) gain recognized in accumulated other comprehensive income on interest rate derivatives	$(665)	$8,716	$5,324
Gain (loss) reclassified from accumulated other comprehensive income into earnings as reductions to (increases in) interest expense	$10,371	$15,540	$18,770
Total interest expense presented in the consolidated statements of operations and comprehensive loss	$61,281	$69,447	$66,078
Non-Designated Derivatives
The Company had the following derivatives that were not designated as hedges in qualifying hedging relationships as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025			December 31, 2024
	Number of Instruments	Notional Amount (1)	Fair Value	Number of Instruments	Notional Amount (1)	Fair Value
Interest rate caps (2)	6	$337,999	$569	8	$369,218	$2,554
__________
(1)Notional amount represents active interest rate cap contracts.
(2)Recorded at fair value in derivative assets, at fair value on the consolidated balance sheets. All of the Company’s interest rate cap agreements limited one-month SOFR to 3.50% with terms through November 2026. The actual one-month SOFR rates during the year ended December 31, 2025 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Fannie Mae Secured Debt and other secured debt. Changes in the fair value of, and any cash received from, derivatives not designated as hedges under a qualifying hedging relationship are recorded directly to earnings and are presented within gain (loss) on non-designated derivatives in the consolidated statements of operations and comprehensive loss.
As SOFR has increased beyond 3.50%, the Company received cash payments of $3.3 million and $6.8 million in the years ended December 31, 2025 and 2024, respectively.
In April 2025, the Company terminated two interest rate caps with a notional of $21.7 million related to the OMF Warehouse Facility upon the facility’s full repayment.
In June 2025, the Company purchased three interest rate caps with a notional of $133.8 million for $1.1 million that limit one-month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured Debt. These interest rate caps were purchased in advance of interest rate caps set to expire in July 2025.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
In October 2025, the Company purchased two interest rate caps with a notional of $146.1 million for $0.4 million that limit one month SOFR to 3.50% and mature in November 2026 related to the Fannie Mae Secured debt. These interest rate caps were purchased in advance of interest rate caps set to expire in November 2025.
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

Note 7 — Stockholders’ Equity
Common Stock
As of December 31, 2025 and 2024, the Company had 28,426,694 and 28,296,439 shares of common stock outstanding, respectively, including 119,231 shares of unvested restricted stock outstanding as of December 31, 2025, shares previously issued pursuant to the Company’s distribution reinvestment plan (“DRIP”), net of share repurchases, and 5.2 million shares previously issued as stock dividends from October 2020 to January 2024. Except for shares of restricted stock awarded under the Plan, no other shares of common stock were issued during the year ended December 31, 2025, and, except for shares issued as stock dividends in January 2024, no other shares of common stock were issued during the year ended December 31, 2024.
Preferred Stock and Preferred Units
The Company is authorized to issue up to 50,000,000 shares of preferred stock, of which 4,608,371 shares and 3,466,656 shares are authorized and classified as Series A Preferred Stock and Series B Preferred Stock, respectively. The Company also had 100,000 Series A Preferred Units outstanding as of December 31, 2025 and 2024, which were accounted for as a component of non-controlling interests. During the year ended December 31, 2025, the Company repurchased and retired 131,629 shares of its Series A Preferred Stock at an average price of $15.39 and 213,344 shares of its Series B Preferred Stock at an average price of $15.94, inclusive of commissions. For both Series A Preferred Stock and Series B Preferred Stock repurchases in 2025, the Company paid $5.4 million in cash.
Series A Preferred Stock
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
Series A Preferred Units
In September 2021, the Company partially funded the purchase of an OMF from an unaffiliated third party by causing the OP to issue 100,000 partnership units in the OP designated as “Series A Preferred Units”. These were recorded at fair value on the date of the acquisition at $2.6 million and were included as part of the consideration paid for the acquisition. Additionally, these are considered a non-controlling interest for the Company and were recorded as an increase in non-controlling interests on the consolidated balance sheets.
Series B Preferred Stock
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Distributions and Dividends
Common Stock
From March 1, 2018 until June 30, 2020, the Company paid monthly cash distributions to stockholders at a rate equivalent to $3.40 (as adjusted to reflect the Reverse Stock Split) per annum per share of common stock.
On August 13, 2020, the Board changed the Company’s common stock distribution policy to preserve the Company’s liquidity and maintain additional financial flexibility. Under the policy, distributions authorized by the Board on the Company’s shares of common stock were issued on a quarterly basis in arrears in shares of the Company’s common stock valued at the Company’s Estimated Per-Share NAV of common stock in effect on the applicable date. From October 2020 through January 2024, the Company issued an aggregate of approximately 5.2 million shares as stock dividends (as adjusted to reflect the Reverse Stock Split).

Stock Dividend Declaration Date	Stock Dividend Issue Date	Quarterly Stock Dividend Rate (per share)
January 3, 2023	January 18, 2023	0.014167
April 3, 2023	April 17, 2023	0.015179
July 3, 2023	July 17, 2023	0.015179
October 2, 2023	October 16, 2023	0.015179
January 3, 2024	January 16, 2024	0.015179
The Company has not declared any stock dividend since January 2024.

Note 8 — Accumulated Other Comprehensive Income
The following table illustrates the changes in accumulated other comprehensive income as of and for the periods presented (dollars in thousands):

Unrealized gain (loss) on designated derivatives
Balance, December 31, 2023	23,464
Other comprehensive income, before reclassifications	8,716
Gain reclassified from accumulated other comprehensive income	(15,540)
Balance, December 31, 2024	16,640
Other comprehensive income, before reclassifications	(665)
Gain reclassified from accumulated other comprehensive income	(10,371)
Balance, December 31, 2025	$5,604

Note 9 — Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value on a Recurring Basis
Derivative Instruments
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents information about the Company’s financial instruments measured at fair value as of December 31, 2025 and 2024, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2025
Derivative assets, at fair value (non-designated)	$—	$569	$—	$569
Derivative liabilities, at fair value	—	(188)	—	(188)
Total	$—	$381	$—	$381
December 31, 2024
Derivative assets, at fair value (non-designated)	$—	$2,554	$—	$2,554
Derivative assets, at fair value (designated)		16,652		16,652
Total	$—	$19,206	$—	$19,206
There has been no transfer into or out of Level 3 financial instruments during the periods presented.
Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments Held for Use
Real estate impairment charges recorded due to the Company’s evaluation of recoverability when events or changes in circumstances indicate the carrying amount may not be recoverable are based on (i) estimated sales prices from signed contracts or letters of intent from third-party offers or (ii) the income approach using discounted cash flow models of the property over its anticipated hold period, both of which generally reside within Level 3 of the fair value hierarchy, and unobservable data such as net operating income and estimated capitalization and discount rates, and giving consideration to local and national industry market data including comparable sales.
The following table presents quantitative information about significant unobservable inputs used to determine the fair value of our real estate assets impaired as of December 31, 2025:

Description	Valuation Technique	Unobservable Inputs	Range
Impairment of real estate assets	Discounted cash flow	Discount rate	10.25%-10.50%
		Terminal capitalization rate	8.00%-8.25%
Real Estate Investments Held for Sale
Real estate recorded as held for sale and any associated real estate impairment recorded due to the shortening of the expected hold period due to the Company’s change in intent to hold the asset are measured at fair value on a nonrecurring basis. The Company estimates the fair value of assets held for sale and any associated impairment charges based primarily on sales price expectations, which reside within Level 2 of the fair value hierarchy. The Company did not have any real estate investments classified as held for sale as of December 31, 2025 and 2024.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are as follows (dollars in thousands):

		December 31, 2025		December 31, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Gross mortgage notes payable and mortgage premium and discounts	3	$374,382	$362,947	$788,464	$747,542
Fannie Mae and other secured debt	3	334,739	335,158	362,216	362,974
Unsecured term loan	3	150,000	148,496	—	—
Unsecured revolving credit facility	3	186,000	184,135	—	—
Total debt	3	$1,045,121	$1,030,736	$1,150,680	$1,110,516
The fair value of the the Company’s indebtedness above is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of derivatives.

Note 10 — Related Party Transactions and Arrangements
As of December 31, 2025 and 2024, Healthcare Trust Special Limited Partner, LLC, an affiliate of the former Advisor, owned 2,718 shares of the Company’s outstanding common stock and the former Advisor and its parent entity separately held 90 partnership units in the OP designated as “Common OP Units”.
Fees Incurred in Connection with the Operations of the Company
Pursuant to the Company’s advisory agreement with the former Advisor, until the termination of such agreement in connection with the Internalization, the former Advisor managed the Company’s day-to-day operations. Under the previous advisory agreement, the Company was required to pay the former Advisor and its other affiliates a base management fee, a variable management / incentive fee if certain thresholds were met and a property management fee, along with reimbursement for certain property level expenses. Upon termination of the advisory agreement, the Company is no longer obligated to pay these fees and expenses.
With respect to periods ending prior to April 1, 2015, pursuant to the then effective advisory agreement and the limited partnership agreement of the OP, the Company issued to the former Advisor an asset management subordinated participation in the form of partnership units of the OP designated as “Class B Units” (“Class B Units”). During these periods, the Company issued 359,250 Class B Units to the former Advisor, all of which have vested.
The Company also reimbursed the former Advisor for services provided for which it incurred investment-related expenses and the former Advisor’s costs of providing administrative services, including personnel costs, and certain transitional services following the closing of the Internalization.
Promissory Note
In connection with the consideration payable under the Internalization Agreement, the Company issued the Promissory Note in a principal amount of $30.3 million to the former Advisor’s parent entity on the Closing Date, which was included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2024. In January 2025, the Company repaid the Promissory Note in full.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Summary of fees, expenses and related payables
No amounts were incurred or payable to the former Advisor and its other affiliates during and as of the year ended December 31, 2025. The following table details the previous amounts incurred and payable to the former Advisor and its other affiliates in connection with the Company’s operations-related services described above as of and for the periods presented (dollars in thousands):

	Year ended December 31,		Payable as of
	2024	2023	December 31,
	Incurred	Incurred	2024
Non-recurring fees and reimbursements:
Acquisition cost reimbursements	$20	$32	$—
Ongoing fees and reimbursements:
Asset management fees	16,374	21,831	—
Professional fees and other reimbursements (1)	10,589	10,595	—
Property management fees	3,584	4,135	—
Termination fees (including the Promissory Note) (2)	106,650	—	30,267
Total related party operation fees and reimbursements	$137,217	$36,593	$30,267
__________
(1)Included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, includes amount related to the purchase of tail directors and officers liability insurance policy covering the former Advisor and the Company in connection with the Internalization.
(2)For the year ended December 31, 2024, includes the Closing Payments payable to the former Advisor pursuant to the terms of the Internalization and the Promissory Note issued in connection with the Internalization, which was paid in full in January 2025.

Note 11 — Stock-Based Compensation
On May 22, 2025, the Company’s stockholders approved the 2025 Omnibus Incentive Compensation Plan of National Healthcare Properties, Inc. (the “Plan”). The Plan provides for the granting of stock-based compensation to employees and directors, including restricted shares of common stock, restricted stock units (“RSUs”) and long-term incentive partnership units in the OP. The maximum number of shares of common stock reserved for awards under the Plan is 1.9 million shares plus 6.5% of any shares issued and sold by the Company in any private or public offering that occurs following the approval of the Plan through, and including, an initial public offering of the Company’s common stock pursuant to an effective registration statement filed with the SEC. As of December 31, 2025, 1.7 million of the reserve shares are available under the Plan for future equity rewards.
Under the Plan, the fair market value of restricted shares of common stock is expensed over the vesting period. Time-based restricted shares granted to the Board, executive officers and employees, which vest based solely upon passage of time, generally vest on a graded schedule over a period of one to three years. The fair value of time-based restricted shares is generally based on the Company’s most recently published Estimated Per-Share NAV.
Performance-based RSUs granted to executive officers and certain other employees may be earned and vest, if at all, at the end of a three-year performance period subject to continued employment through the performance period and the achievement of performance goals set forth in the related award agreements. The number of shares that ultimately vest based on performance can be either 0% or vary from 50% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance-based RSUs is determined based on the Company’s most recently published Estimated Per-Share NAV and management’s expectation of the amount of RSUs to be earned and vested at the end of the performance period.
The total grant date fair value of time-based restricted shares and performance-based RSUs granted during the year ended December 31, 2025 was $6.1 million, net of forfeitures. There were no grants of stock-based compensation awards in 2024 or 2023.
Upon vesting of restricted shares and RSUs, the participant is required to pay the related tax withholding obligation, as applicable. The Company generally reduces the number of shares of common stock delivered to pay the employee tax withholding obligation. The value of the shares withheld is dependent on the Company’s most recently published Estimated Per-Share NAV.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table summarizes stock-based compensation activity for the year ended December 31, 2025 (share and units in thousands):

	Number of Restricted Shares or RSUs	Weighted-Average Issue Price
Unvested, January 1, 2025	—	$—
Granted	202	32.15
Vested	(30)	32.15
Forfeitures	(12)	32.15
Unvested, December 31, 2025	160	$32.15
Total stock-based compensation cost was $3.8 million for the year ended December 31, 2025, which was recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss, including $1.2 million of severance-related charges resulting from the accelerated vesting of restricted stock awards and forfeiture of certain performance-based RSUs in connection with the transition of the Company’s chief financial officer role. As of December 31, 2025, there were $3.7 million of future expenses related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.8 years associated with future employee service. Stock-based compensation cost recognized for all awards is net of actual forfeitures.
Previous Restricted Share Plan
The Company previously adopted an employee and director incentive restricted share plan (the “RSP”), which provided the Company with the ability to grant awards of restricted shares of common stock. The RSP expired in February 2023. As of December 31, 2024, there were no unvested shares under the RSP and the Company did not have any remaining unrecognized compensation cost related to unvested restricted shares granted under the RSP. Stock-based compensation cost related to the RSP was $0.6 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Note 12 — Income Taxes
For the year ended December 31, 2025, the Company elected to prospectively adopt ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% on the income (loss) before income taxes to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (dollars in thousands):

	Year ended December 31, 2025
	$	%
US federal statutory income tax rate	$(12,100)	21.0%
Domestic federal
Nontaxable and nondeductible items
REIT and OP taxable income not subject to tax	10,692	(18.6)%
Other	(179)	0.3%
Changes in valuation allowances	1,874	(3.3)%
Other	(126)	0.2%
Domestic state and local income taxes, net of federal effect	163	(0.3)%
Increase in state valuation allowance	(163)	0.3%
Total	$161	(0.3)%
In 2025, 2024 and 2023, state and local income taxes in California, Tennessee and Texas comprised the majority of the state and local income taxes, net of federal effect category.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Significant components of the provision (benefit) for income taxes are as follows (dollars in thousands):

	Year ended December 31,
	2025		2024		2023
	Current	Deferred	Current	Deferred	Current	Deferred
Federal benefit expense	$—	$1,874	$—	$1,936	$—	$1,023
State (expense) benefit	(162)	(163)	(262)	461	(303)	142
Deferred tax asset valuation allowance	—	(1,711)	—	(2,397)	—	(1,165)
Total income tax expense	$(162)	$—	$(262)	$—	$(303)	$—
Significant components of the Company’s deferred tax assets and liabilities are as follows (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$11,930	$10,078	$7,555
Allowance for doubtful accounts	187	390	470
Deferred rent	297	330	229
Other	5	—	—
Total deferred tax assets	12,419	10,798	8,254
Less: Valuation allowance for deferred tax assets	(12,182)	(10,471)	(8,074)
Net deferred tax assets	237	327	180
Deferred tax liabilities:
Depreciation	(234)	(327)	(180)
Other	(3)	—	—
Total deferred tax liabilities	(237)	(327)	(180)
Net deferred tax assets (liabilities)	$—	$—	$—
Net deferred tax assets are included in prepaid expenses and other assets, net on the Company’s consolidated balance sheets.
As of December 31, 2025 and 2024, the Company had no material uncertain income tax positions.
Valuation Allowance
Because of the TRS’ historical operating losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of the Company’s SHOPs, the Company is not able to conclude that it is more likely than not it will realize the future benefit of its deferred tax assets; thus, the Company has provided a 100% valuation allowance of $12.2 million and $10.5 million as of December 31, 2025 and 2024, respectively.
Net Operating Losses
As of December 31, 2025, the Company’s consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $47.5 million (of which $6.8 million were incurred prior to January 1, 2018). Carryforwards from losses incurred prior to January 1, 2018, if unused, these will begin to expire in 2036. For net operating losses incurred subsequent to December 31, 2017, there is no expiration date. As of December 31, 2025, the Company had a deferred tax asset of $12.4 million with a full valuation allowance.
Income Taxes Paid
Income taxes refunded (paid) for the year ended December 31, 2025 are as follows (dollars in thousands):

Year ended December 31, 2025
Federal	$—
State and local	10
Total income taxes refunded (paid)	$10
The amount of income taxes refunded (paid) during the year ended December 31, 2025 does not meet the 5% disaggregation

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
by jurisdiction threshold, and, as such, no further disaggregation is disclosed.
Tax Filings
The Company files income tax returns in the federal, state and local jurisdictions. These tax returns are generally open to examination by the relevant tax authorities for three years from the date they are filed. The Company’s 2022 through 2024 tax returns are currently open to exam. However, the Company has significant net operating loss carryforwards from years before 2022. These years may be subject to exam when the net operating losses are carried forward and used in future years.

Note 13 — Non-Controlling Interests
Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following (dollars in thousands):

	Balance as of December 31,
	2025	2024
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	1,883	2,212
Total Non-controlling Interests in the OP	4,461	4,790
Non-controlling interests in property owning subsidiaries	—	775
Total Non-controlling Interests	$4,461	$5,565
Net loss attributable to non-controlling interests on the Company’s consolidated statement of operations is comprised of the following (dollars in thousands):

	Year ended December 31,
	2025	2024	2023
Income attributable to Series A Preferred Units held by third parties	$(184)	$(184)	$(185)
Loss attributable to Common OP Units held by third parties	248	837	317
Net loss attributable to non-controlling interests in the OP	64	653	132
Income attributable to non-controlling interests in property-owning subsidiaries	—	(86)	(50)
Net loss attributable to non-controlling interests	$64	$567	$82
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
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Preferred Stock, which earn dividends at a rate equal to 7.375% of its face value. After holding the Series A Preferred Units for a period of one year, a holder of Series A Preferred Units has the right to redeem Series A Preferred Units for, at the option of the OP, the corresponding number of shares of the Company’s Series A Preferred Stock, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During both years ended December 31, 2025 and 2024, Series A Preferred Unit holders were paid distributions of $0.2 million.
Common OP Units
The Company is the sole general partner and holds substantially all of the Common OP Units. In November 2014, the Company partially funded the purchase of an OMF from an unaffiliated third party by causing the OP to issue 405,908 Common

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
OP Units, with a value of $10.1 million, or $25.00 per unit, to the unaffiliated third party. In addition, as of December 31, 2025, the former Advisor’s parent entity held 90 Common OP Units.
A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock in an amount retroactively adjusted to reflect the stock dividends, other stock dividends and other similar events. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock, as retroactively adjusted for the stock dividends, other stock dividends and other similar events, or the cash equivalent. The remaining rights of the limited partners in the OP are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. During the years ended December 31, 2025 and 2024, Common OP Unit non-controlling interest holders were not paid any cash distributions.
Stock dividends do not cause the OP to issue additional Common OP Units, rather, the redemption ratio to common stock is adjusted. The 405,998 Common OP Units outstanding as of December 31, 2025 would be redeemable for 124,161 shares of common stock, giving effect to adjustments for the impact of the stock dividends through January 2024 and the Reverse Stock Split.
Non-Controlling Interests in Property Owning Subsidiaries
The Company had investment arrangements with other unaffiliated third parties whereby such investors receive an ownership interest in certain of the Company’s property-owning subsidiaries and are entitled to receive a proportionate share of the net operating cash flow derived from the subsidiaries’ property. Upon disposition of a property subject to non-controlling interest, the investor would receive a proportionate share of the net proceeds from the sale of the property. The investor had no recourse to any other assets of the Company. Due to the nature of the Company’s involvement with these arrangements and the significance of its investment in relation to the investment of the third party, the Company had determined that it controlled each entity in these arrangements and therefore the entities related to these arrangements were consolidated within the Company’s financial statements. A non-controlling interest was recorded for the investor’s ownership interest in the properties.
In November 2025, the Company exercised its option to purchase its joint venture partner’s approximately 4.7% interest in a consolidated joint venture that owned the Plaza Del Rio Medical Office Campus Portfolio, which consisted of four properties. As of December 31, 2025, the Company had 100% ownership of these properties.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 14 — Net Loss Per Share
The following is a summary of the net loss per basic and diluted share computation for the years ended December 31, 2025, 2024 and 2023 and has been retroactively adjusted to reflect the stock dividends and the Reverse Stock Split (amount in thousands, except shares and per share data):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(71,067)	$(203,495)	$(86,097)
Denominator:
Denominator for basic net loss per share — weighted-average shares	28,304	28,286	28,280
Effect of dilutive securities:
Unvested restricted shares (1)	16	—	21
Common OP Units (2)	124	124	124
Class B Units (3)	110	110	110
Denominator for diluted net loss per share — weighted-average shares (4)	28,554	28,520	28,535
Basic and diluted net loss per share	$(2.51)	$(7.19)	$(3.04)
________
(1)Weighted average number of antidilutive unvested restricted shares outstanding for the periods presented. There were 160,199, nil and 12,911 unvested restricted shares outstanding as of December 31, 2025, 2024 and 2023, respectively.
(2)Weighted average number of antidilutive Common OP Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 405,998 Common OP Units outstanding as of December 31, 2025, 2024 and 2023.
(3)Weighted average number of antidilutive Class B Units presented as shares outstanding for the periods presented, at the current conversion rate as retroactively adjusted for the effects of the stock dividends. There were 359,250 Class B Units outstanding as of December 31, 2025, 2024 and 2023.
(4)Potential common stock equivalents were excluded from the calculation of diluted net loss per share attributable to stockholders when a net loss exists as the effect would be an antidilutive per share amount.
Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, Common OP Units and Class B Units to be common stock equivalents. Series A Preferred Units are non-participating.

Note 15 — Segment Reporting
The Company has two operating and reportable business segments: SHOP and OMF.
The SHOP segment consists of direct investments in senior housing properties, primarily providing assisted living, independent living and memory care services, which are operated through engaging independent third-party operators. The OMF segment primarily consists of facilities leased to healthcare-related tenants under long-term leases, which may require such tenants to pay a pro rata share of property-related expenses as well as senior housing properties, hospitals, inpatient rehabilitation facilities and skilled nursing facilities under long-term leases, under which tenants are generally responsible to directly pay property-related expenses. The accounting policies for the segments are the same as those described in the summary of significant accounting policies (see Note 2 — Summary of Significant Accounting Policies). Total assets by reportable business segment is not disclosed as the CODM does not review such information to evaluate business performance and allocate resources.
The Company’s CODM is its Chief Executive Officer. The CODM evaluates performance of the combined properties in each reportable business segment using net operating income (“NOI”), which is defined as total revenues from tenants, less property operating and maintenance expense. The CODM uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated income (loss) before income taxes.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Reconciliation to Consolidated Financial Information
Summary information by reportable business segment is presented below (dollars in thousands):

	Year ended December 31, 2025
	SHOP	OMF	Total
Revenue from tenants	$225,221	$117,058	$342,279
Less:
Compensation related expenses (1)	107,589	—	107,589
Other segment expenses (2)	75,051	36,258	111,309
Property operating and maintenance	182,640	36,258	218,898
NOI	$42,581	$80,800	123,381
Impairment charges			(44,914)
Acquisition and transaction related			(516)
General and administrative			(24,190)
Depreciation and amortization			(78,261)
Gain on sale of real estate investments			27,800
Interest expense			(61,281)
Interest and other income			272
Loss on non-designated derivatives			(72)
Gain on extinguishment of debt			257
Loss before income taxes			(57,524)
Income tax expense			(161)
Net loss			(57,685)
Net loss attributable to non-controlling interests			64
Allocation for preferred stock			(13,446)
Net loss attributable to common stockholders			$(71,067)
__________
(1)     For SHOP segment, compensation related expenses include costs incurred for salaries, benefits and other labor related costs.
(2)     For SHOP segment, other segment expenses include costs incurred for supplies, management fees and overhead. The expense details for the OMF segment provided to the CODM primarily consist of reimbursable expenses which are largely recoverable from our tenants. As such, the CODM focuses on monitoring NOI to evaluate performance as a significant portion of the property-level operating expenses is recovered from tenants.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Year ended December 31, 2024
	SHOP	OMF	Total
Revenue from tenants	$216,477	$137,317	$353,794
Less:
Compensation related expenses (1)	110,389	—	110,389
Other segment expenses (2)	71,558	39,505	111,063
Property operating and maintenance	181,947	39,505	221,452
NOI	$34,530	$97,812	132,342
Impairment charges			(24,881)
Operating fees to related parties			(19,203)
Termination fees to related parties			(106,650)
Acquisition and transaction related			(7,949)
General and administrative			(22,440)
Depreciation and amortization			(84,067)
Gain on sale of real estate investments			9,307
Interest expense			(69,447)
Interest and other income			1,051
Gain on non-designated derivatives			1,544
Gain on extinguishment of debt			392
Loss before income taxes			(190,001)
Income tax expense			(262)
Net loss			(190,263)
Net loss attributable to non-controlling interests			567
Allocation for preferred stock			(13,799)
Net loss attributable to common stockholders			$(203,495)
__________
(1)     For SHOP segment, compensation related expenses include costs incurred for salaries, benefits and other labor related costs.
(2)     For SHOP segment, other segment expenses include costs incurred for supplies, management fees and overhead. The expense details for the OMF segment provided to the CODM primarily consist of reimbursable expenses which are largely recoverable from our tenants. As such, the CODM focuses on monitoring NOI to evaluate performance as a significant portion of the property-level operating expenses is recovered from tenants.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Year ended December 31, 2023
	SHOP	OMF	Total
Revenue from tenants	$210,476	$135,449	$345,925
Less: Property operating and maintenance
Less:
Compensation related expenses (1)	109,281	—	109,281
Other segment expenses (2)	70,557	37,954	108,511
Property operating and maintenance	179,838	37,954	217,792
NOI	$30,638	$97,495	128,133
Impairment charges			(4,676)
Operating fees to related parties			(25,527)
Termination fees to related parties			—
Acquisition and transaction related			(545)
General and administrative			(18,928)
Depreciation and amortization			(82,873)
Loss on sale of real estate investments			(322)
Interest expense			(66,078)
Interest and other income			734
Loss on non-designated derivatives			(1,995)
Loss before income taxes			(72,077)
Income tax expense			(303)
Net loss			(72,380)
Net loss attributable to non-controlling interests			82
Allocation for preferred stock			(13,799)
Net loss attributable to common stockholders			$(86,097)
__________
(1)     For SHOP segment, compensation related expenses include costs incurred for salaries, benefits and other labor related costs.
(2)     For SHOP segment, other segment expenses include costs incurred for supplies, management fees and overhead. The expense details for the OMF segment provided to the CODM primarily consist of reimbursable expenses which are largely recoverable from our tenants. As such, the CODM focuses on monitoring NOI to evaluate performance as a significant portion of the property-level operating expenses is recovered from tenants.

The following table reconciles capital expenditures paid by reportable business segments, excluding corporate non-real estate expenditures, for the periods presented (in thousands):

	Year ended December 31,
	2025	2024	2023
OMF	$16,495	$8,967	$10,467
SHOP	12,231	12,941	14,832
Total capital expenditures	$28,726	$21,908	$25,299

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 16 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company, which, if determined unfavorably to the Company, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of December 31, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the Company’s consolidated financial statements.

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2025
(In thousands)

						Initial Costs		Subsequent to Acquisition
Property		Segment	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements (8)	Gross Amount (1)(2)	Accumulated Depreciation (3)(4)
Adena Health Center - Jackson, OH	(7)	OMF	OH	Jun-13	$—	$242	$4,494	$—	$576	$5,312	$1,449
CareMeridian - Littleton, CO	(7)	OMF	CO	Aug-13	—	976	8,900	—	111	9,987	3,749
Surgery Center of Temple - Temple, TX		OMF	TX	Aug-13	2,934	225	5,208	—	432	5,865	1,960
Greenville Health System - Greenville, SC		OMF	SC	Oct-13	3,459	720	3,045	—	713	4,478	1,156
Stockbridge Family Medical - Stockbridge, GA		OMF	GA	Feb-14	1,702	823	1,799	—	336	2,958	786
Village Center Parkway - Stockbridge, GA		OMF	GA	Feb-14	2,326	1,135	2,299	—	550	3,984	1,124
Creekside OMF - Douglasville, GA	(7)	OMF	GA	Apr-14	—	2,709	5,320	—	1,737	9,766	2,673
Bowie Gateway Medical Center - Bowie, MD	(7)	OMF	MD	May-14	—	983	10,321	—	426	11,730	3,434
Campus at Crooks & Auburn Building D - Rochester Mills, MI	(7)	OMF	MI	May-14	—	640	4,166	—	265	5,071	1,541
Berwyn Medical Center - Berwyn, IL		OMF	IL	May-14	—	1,305	7,559	—	543	9,407	2,406
Countryside Medical Arts - Safety Harbor, FL		OMF	FL	May-14	—	915	7,663	—	956	9,534	2,661
St. Andrews Medical Park - Venice, FL	(7)	OMF	FL	May-14	—	1,668	10,005	—	2,205	13,878	4,437
Campus at Crooks & Auburn Building C - Rochester Mills, MI	(7)	OMF	MI	Jun-14	—	609	3,893	—	198	4,700	1,478
Laguna Professional Center - Elk Grove, CA		OMF	CA	Jul-14	8,494	1,811	14,598	—	318	16,727	4,951
UC Davis OMF - Elk Grove, CA	(7)	OMF	CA	Jul-14	—	1,138	7,242	—	357	8,737	2,622
Estate at Hyde Park - Tampa, FL	(6)	SHOP	FL	Jul-14	—	1,777	20,308	—	1,764	23,849	7,122
Addington Place of Clarkston - Clarkston, MI	(6)	SHOP	MI	Aug-14	—	655	19,967	—	2,447	23,069	7,110
Addington Place of Burlington - Burlington, IA	(5)	SHOP	IA	Aug-14	—	518	16,739	—	834	18,091	6,018
Addington Place of Carroll - Carroll, IA	(5)	SHOP	IA	Aug-14	—	473	11,263	—	331	12,067	3,589
Prairie Hills at Cedar Rapids - Cedar Rapids, IA	(6)	SHOP	IA	Aug-14	—	195	8,595	—	590	9,380	2,847
Addington Place of Clinton - Clinton, IA	(5)	SHOP	IA	Aug-14	—	890	18,882	—	460	20,232	6,429
Addington Place of Des Moines - Des Moines, IA	(5)	SHOP	IA	Aug-14	—	647	13,745	—	633	15,025	4,791
Addington Place of Fairfield - Fairfield, IA	(7)	SHOP	IA	Aug-14	—	340	14,115	—	692	15,147	4,771
Prairie Hills at Independence - Independence, IA	(7)	SHOP	IA	Aug-14	—	473	10,600	—	365	11,438	3,518
Addington Place of Mt. Pleasant - Mt. Pleasant, IA	(7)	SHOP	IA	Aug-14	—	205	10,935	—	708	11,848	3,541
Addington Place of Muscatine - Muscatine, IA	(5)	SHOP	IA	Aug-14	—	302	13,840	—	400	14,542	4,509
Prairie Hills at Tipton - Tipton, IA	(7)	SHOP	IA	Aug-14	—	306	10,409	—	299	11,014	3,247
Addington Place of Lakeside Vista - Dixon, IL	(5)	SHOP	MI	Aug-14	—	542	13,942	(164)	3,155	17,475	4,849
Addington Place of Burlington - Land - Burlington, IA		OMF	IA	Sep-14	—	620	—	—	—	620	—
Community Health OMF - Harrisburg, PA	(7)	OMF	PA	Sep-14	—	—	6,170	—	4	6,174	1,796
Brady OMF - Harrisburg, PA	(7)	OMF	PA	Sep-14	—	—	22,485	—	4	22,489	6,382
FOC II - Mechanicsburg, PA	(7)	OMF	PA	Sep-14	—	—	16,473	—	430	16,903	5,465
FOC Clinical - Mechanicsburg, PA	(7)	OMF	PA	Sep-14	—	—	19,634	—	347	19,981	6,300
FOC I - Mechanicsburg, PA	(7)	OMF	PA	Sep-14	—	—	8,923	—	324	9,247	3,233

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2025
(In thousands)

						Initial Costs		Subsequent to Acquisition
Property		Segment	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements (8)	Gross Amount (1)(2)	Accumulated Depreciation (3)(4)
Addington Place of Brunswick - Brunswick, GA	(7)	SHOP	GA	Sep-14	—	1,509	14,402	—	848	16,759	5,044
Addington Place of Dublin - Dublin, GA	(7)	SHOP	GA	Sep-14	—	403	9,281	—	366	10,050	3,277
Addington Place of Johns Creek - Johns Creek, GA	(6)	SHOP	GA	Sep-14	—	997	11,943	(730)	(9,590)	2,620	—
Addington Place of Jupiter - Jupiter, FL	(5)	SHOP	FL	Sep-14	—	3,741	49,534	—	2,216	55,491	16,205
Addington Place of Lee's Summit - Lee's Summit, MO	(6)	SHOP	MO	Sep-14	—	2,734	25,008	—	826	28,568	8,239
Addington Place of College Harbour - St Petersburg, FL	(7)	SHOP	GA	Sep-14	—	4,791	17,295	(1,000)	(3,970)	17,116	4,884
Addington Place of Stuart - Stuart, FL	(5)	SHOP	FL	Sep-14	—	5,018	60,575	—	2,798	68,391	20,052
Addington Place of East Lake - Tarpon Springs, FL	(6)	SHOP	FL	Sep-14	—	2,360	13,728	—	4,539	20,627	6,709
Addington Place of Titusville - Titusville, FL	(5)	SHOP	FL	Sep-14	—	1,379	13,976	—	1,409	16,764	5,438
Dyer Building - Dyer, IN		OMF	IN	Oct-14	5,917	601	8,992	—	265	9,858	2,734
757 Building - Munster, IN		OMF	IN	Oct-14	4,829	645	7,885	—	196	8,726	2,327
761 Building - Munster, IN		OMF	IN	Oct-14	6,497	1,436	8,616	—	363	10,415	2,759
759 Building - Munster, IN	(7)	OMF	IN	Oct-14	—	1,101	8,899	—	124	10,124	2,691
Meadowbrook Senior Living - Agoura Hills, CA	(6)	SHOP	CA	Nov-14	—	8,821	48,682	—	4,306	61,809	16,179
Mount Vernon Medical Office Building - Mount Vernon, WA	(7)	OMF	WA	Nov-14	—	—	18,519	—	37	18,556	5,570
Wellington at Hershey's Mill - West Chester, PA	(7)	SHOP	PA	Dec-14	—	8,531	80,734	—	9,832	99,097	27,801
Eye Specialty Group Medical Building - Memphis, TN	(7)	OMF	TN	Dec-14	—	775	7,223	—	—	7,998	2,100
Addington Place of Prairie Village - Prairie Village, KS	(6)	SHOP	KS	Dec-14	—	1,782	21,869	—	832	24,483	7,349
Bloom OMF - Harrisburg, PA	(7)	OMF	PA	Dec-14	—	—	15,928	—	517	16,445	4,923
Medical Sciences Pavilion - Harrisburg, PA	(7)	OMF	PA	Dec-14	—	—	22,309	—	—	22,309	6,264
Pinnacle Center - Southaven, MS	(7)	OMF	MS	Dec-14	—	1,378	6,547	—	3,191	11,116	2,996
Addington Place of Shoal Creek - Kansas City, MO	(6)	SHOP	MO	Feb-15	—	3,723	22,259	—	1,079	27,061	7,321
Aurora Healthcare Center - Green Bay, WI		OMF	WI	Mar-15	1,943	1,130	1,678	—	171	2,979	609
Aurora Healthcare Center - Greenville, WI		OMF	WI	Mar-15	836	259	958	—	80	1,297	365
Aurora Healthcare Center - Kiel, WI		OMF	WI	Mar-15	2,050	676	2,214	—	184	3,074	715
Aurora Healthcare Center - Plymouth, WI		OMF	WI	Mar-15	16,284	2,891	24,224	—	1,605	28,720	7,789
Aurora Healthcare Center - Waterford, WI		OMF	WI	Mar-15	4,984	590	6,452	—	—	7,042	1,936
Aurora Healthcare Center - Wautoma, WI		OMF	WI	Mar-15	4,411	1,955	4,361	—	838	7,154	1,497
Arbor View Assisted Living and Memory Care - Burlington, WI	(7)	SHOP	WI	Mar-15	—	367	7,815	—	302	8,484	2,774
Advanced Orthopaedic Medical Center - Richmond, VA	(7)	OMF	VA	Apr-15	—	1,523	19,229	—	2,017	22,769	5,791
Physicians Plaza of Roane County - Harriman, TN		OMF	TN	Apr-15	6,014	1,746	7,842	—	448	10,036	2,561
Adventist Health Lacey Medical Plaza - Hanford, CA	(7)	OMF	CA	Apr-15	—	328	13,302	—	908	14,538	3,805
Medical Center I - Peoria, AZ	(7)	OMF	AZ	May-15	—	807	1,115	—	2,901	4,823	1,653
Medical Center II - Peoria, AZ	(7)	OMF	AZ	May-15	—	945	1,330	—	5,303	7,578	2,686

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2025
(In thousands)

						Initial Costs		Subsequent to Acquisition
Property		Segment	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements (8)	Gross Amount (1)(2)	Accumulated Depreciation (3)(4)
Commercial Center - Peoria, AZ	(7)	OMF	AZ	May-15	—	959	1,110	—	1,274	3,343	940
Medical Center III - Peoria, AZ		OMF	AZ	May-15	2,043	673	1,651	—	1,943	4,267	1,544
Morrow Medical Center - Morrow, GA		OMF	GA	Jun-15	4,142	1,155	5,674	—	2,929	9,758	1,959
Belmar Medical Building -Lakewood, CO		OMF	CO	Jun-15	3,603	819	4,287	—	786	5,892	1,694
Addington Place of Northville - Northville, MI	(6)	SHOP	MI	Jun-15	—	440	14,975	—	1,413	16,828	4,940
Medical Center V - Peoria, AZ		OMF	AZ	Jul-15	2,837	1,089	3,200	—	1,398	5,687	1,593
Legacy Medical Village - Plano, TX	(7)	OMF	TX	Jul-15	—	3,755	31,097	—	3,755	38,607	9,900
Scripps Cedar Medical Center - Vista, CA	(7)	OMF	CA	Aug-15	—	1,213	14,596	—	2,837	18,646	4,722
Eastside Cancer Institute - Greenville, SC		OMF	SC	Oct-15	5,402	1,498	6,637	—	784	8,919	2,227
Sky Lakes Klamath Medical Clinic - Klamath Falls, OR	(7)	OMF	OR	Oct-15	—	433	2,623	—	—	3,056	721
Courtyard Fountains - Gresham, OR	(7)	SHOP	OR	Dec-15	—	2,476	50,601	—	3,800	56,877	15,419
Presence Healing Arts Pavilion - New Lenox, IL		OMF	IL	Dec-15	5,702	—	6,768	—	543	7,311	2,006
Mainland Medical Arts Pavilion - Texas City, TX		OMF	TX	Dec-15	5,901	320	7,923	—	482	8,725	2,508
Renaissance on Peachtree - Atlanta, GA	(5)	SHOP	GA	Dec-15	—	4,535	68,895	—	4,794	78,224	20,439
Fox Ridge Senior Living at Bryant - Bryant, AR		SHOP	AR	Dec-15	6,289	1,687	12,936	(1,151)	(10,030)	3,442	—
Fox Ridge Senior Living at Chenal - Little Rock, AR		SHOP	AR	Dec-15	14,412	6,896	20,579	—	878	28,353	6,838
Fox Ridge North Little Rock - North Little Rock, AR		SHOP	AR	Dec-15	8,943	—	19,265	—	716	19,981	5,815
High Desert Medical Group Medical Office Building - Lancaster, CA		OMF	CA	Apr-17	7,149	1,459	9,300	—	166	10,925	2,654
Northside Hospital - Canton, GA		OMF	GA	Jul-17	7,660	3,408	8,191	—	611	12,210	2,012
West Michigan Surgery Center - Big Rapids, MI		OMF	MI	Aug-17	4,061	258	5,677	—	—	5,935	1,255
Camellia Walk Assisted Living and Memory Care - Evans, GA	(5)	SHOP	GA	Sep-17	—	1,854	17,372	—	1,642	20,868	5,230
Beaumont Medical Center - Warren, MI		OMF	MI	Dec-17	4,936	1,078	9,525	—	20	10,623	2,125
DaVita Dialysis - Hudson, FL		OMF	FL	Dec-17	1,681	226	1,979	—	121	2,326	452
DaVita Bay Breeze Dialysis Center - Largo, FL		OMF	FL	Dec-17	1,049	399	896	—	297	1,592	294
Greenfield Medical Plaza - Gilbert, AZ		OMF	AZ	Dec-17	4,149	1,476	4,144	—	527	6,147	1,122
RAI Care Center - Clearwater, FL		OMF	FL	Dec-17	2,886	624	3,156	—	90	3,870	687
Illinois CancerCare - Galesburg, IL		OMF	IL	Dec-17	2,237	290	2,457	—	197	2,944	630
UnityPoint Clinic - Muscatine, IA	(7)	OMF	IA	Dec-17	—	570	4,541	—	254	5,365	1,064
Lee Memorial Health System Outpatient Center - Ft. Myers,		OMF	FL	Dec-17	3,459	439	4,374	—	722	5,535	1,263
Decatur Medical Office Building - Decatur, GA		OMF	GA	Dec-17	4,460	695	3,273	—	597	4,565	935
Madison Medical Plaza - Joliet, IL		OMF	IL	Dec-17	12,018	—	16,855	—	153	17,008	3,472
Woodlake Office Center - Woodbury, MN		OMF	MN	Dec-17	8,255	1,017	10,688	—	1,460	13,165	2,859
Rockwall Medical Plaza - Rockwall, TX		OMF	TX	Dec-17	3,323	1,097	4,582	—	409	6,088	1,254
MetroHealth Buckeye Health Center - Cleveland, OH		OMF	OH	Dec-17	2,837	389	4,367	—	255	5,011	1,120

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2025
(In thousands)

						Initial Costs		Subsequent to Acquisition
Property		Segment	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements (8)	Gross Amount (1)(2)	Accumulated Depreciation (3)(4)
UnityPoint Clinic - Moline, IL	(7)	OMF	IL	Dec-17	—	396	2,880	—	151	3,427	675
Philip Professional Center - Lawrenceville, GA	(7)	OMF	GA	Dec-17	—	1,285	6,714	—	485	8,484	1,688
Florida Medical Heartcare - Tampa, FL		OMF	FL	Mar-18	1,992	586	1,902	—	—	2,488	414
Florida Medical Somerset - Tampa, FL		OMF	FL	Mar-18	1,156	61	1,366	—	—	1,427	268
Florida Medical Tampa Palms - Tampa, FL		OMF	FL	Mar-18	1,205	141	1,402	—	—	1,543	281
Florida Medical Wesley Chapel - Tampa, FL		OMF	FL	Mar-18	1,943	485	1,987	—	—	2,472	452
Aurora Health Center - Milwaukee, WI		OMF	WI	Apr-18	3,837	1,014	4,041	—	399	5,454	1,044
Vascular Surgery Associates - Tallahassee, FL		OMF	FL	May-18	4,567	902	5,383	—	—	6,285	1,149
Glendale OMF - Farmington Hills, MI		OMF	MI	Aug-18	7,763	504	12,332	—	(135)	12,701	2,341
Crittenton Washington OMF - Washington Township, MI		OMF	MI	Sep-18	3,012	640	4,090	—	492	5,222	936
Crittenton Sterling Heights OMF - Sterling Heights, MI		OMF	MI	Sep-18	2,779	1,398	2,695	—	167	4,260	708
Advocate Aurora OMF - Elkhorn, WI	(7)	OMF	WI	Sep-18	—	181	9,452	—	—	9,633	1,880
Pulomnary & Critical Care Med	(7)	OMF	PA	Nov-18	—	621	3,805	—	—	4,426	783
Dignity Emerus Blue Diamond - Las Vegas, NV	(7)	OMF	NV	Nov-18	—	2,182	16,594	—	(274)	18,502	3,190
Dignity Emerus Craig Rd - North Las Vegas, NV	(7)	OMF	NV	Nov-18	—	3,807	22,803	—	(208)	26,402	4,430
Greenfield OMF - Greenfield, WI	(7)	OMF	WI	Jan-19	—	1,552	8,333	—	1,468	11,353	1,817
Milwaukee OMF - South Milwaukee, WI	(7)	OMF	WI	Jan-19	—	410	5,041	—	—	5,451	919
St. Francis WI OMF - St. Francis, WI	(7)	OMF	WI	Jan-19	—	865	11,355	—	417	12,637	2,196
Lancaster Medical Arts OMF - Lancaster, PA		OMF	PA	Jun-19	4,023	85	4,417	—	—	4,502	726
Women's Healthcare Group OMF - York, PA		OMF	PA	Jun-19	3,236	624	2,161	—	—	2,785	398
UMPC Sir Thomas Court - Harrisburg, PA		OMF	PA	Jan-20	4,052	745	6,272	—	—	7,017	1,011
UMPC Fisher Road - Mechanicsburg, PA		OMF	PA	Jan-20	3,867	747	3,844	—	—	4,591	676
Swedish American OMF - Roscoe, IL		OMF	IL	Jan-20	4,149	599	5,862	—	—	6,461	1,193
Addington Place of Sparta - Sparta, IL	(7)	SHOP	IL	Jan-20	—	381	13,807	250	255	14,693	2,480
UMPC Chambers Hill - Harrisburg, PA		OMF	PA	Feb-20	3,410	498	4,238	—	—	4,736	667
Addington Place of Shiloh	(7)	SHOP	IL	Mar-20	—	376	28,299	—	342	29,017	4,589
Bayshore Naples Memory Care - Naples, FL	(7)	SHOP	FL	Mar-20	—	3,231	17,112	—	1,562	21,905	2,996
Circleville OMF - Circleville, OH		OMF	OH	Dec-20	3,426	765	4,011	—	11	4,787	581
OrthoOne Hilliard - Hilliard, OH		OMF	OH	May-21	3,119	760	3,118	—	(110)	3,768	506
South Douglas OMF - Midwest City, OK		OMF	OK	Jun-21	2,808	628	3,863	—	—	4,491	578
Fort Wayne Opthomology Engle - Fort Wayne, IN		OMF	IN	Jun-21	3,778	516	6,124	—	—	6,640	781
Fort Wayne Opthomology Dupont - Fort Wayne, IN		OMF	IN	Jun-21	1,853	597	2,653	—	—	3,250	438
St. Peters Albany 2 Palisades - Albany, NY		OMF	NY	Jun-21	2,468	516	4,342	—	498	5,356	813
St. Peters Troy 2 New Hampshire - Troy, NY		OMF	NY	Jun-21	1,049	330	2,444	—	313	3,087	422

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2025
(In thousands)

						Initial Costs		Subsequent to Acquisition
Property		Segment	State	Acquisition Date	Encumbrances	Land	Building and Improvements	Land	Building and Improvements (8)	Gross Amount (1)(2)	Accumulated Depreciation (3)(4)
St Peters - Albany, NY - 4 Palisades		OMF	NY	Jul-21	1,574	542	2,416	—	163	3,121	384
St Peters - Albany, NY - 5 Palisades		OMF	NY	Jul-21	3,041	593	5,359	—	334	6,286	745
St Lukes Heart Vascular Center - East Stroudsburg		OMF	PA	Aug-21	2,371	363	3,224	—	379	3,966	463
Metropolitan Eye Lakeshore Surgery - St. Clair, MI		OMF	MI	Aug-21	3,041	203	4,632	—	—	4,835	533
Naidu Clinic - Odessa, TX		OMF	TX	Sep-21	2,060	730	2,409	—	11	3,150	306
Belpre V Cancer Center - Belpre, OH		OMF	OH	Sep-21	45,725	1,153	63,894	—	—	65,047	7,044
Center for Advanced Dermatology - Lakewood, CO		OMF	CO	Dec-21	1,836	1,034	1,874	—	16	2,924	229
Florida Medical Clinic - Tampa, FL		OMF	FL	Dec-21	1,681	1,104	1,137	—	186	2,427	200
Pensacola Nephrology OMF - Pensacola, FL		OMF	FL	Dec-21	3,721	1,579	5,121	—	146	6,846	558
Millennium Eye Care - Freehold, NJ		OMF	NJ	May-22	4,848	635	6,014	—	(2,635)	4,014	519
Bone and Joint Specialists - Merrillville, IN		OMF	IN	Jun-22	2,517	1,014	2,499	—	—	3,513	244
Atlanta Gastroenterology Associates - Lawrenceville, GA		OMF	GA	Jun-22	2,701	2,639	2,263	—	—	4,902	198
Eastern Carolina ENT - Greenville, NC		OMF	NC	Dec-22	4,042	663	5,828	—	—	6,491	479
Hope Orthopedics - Salem, OR		OMF	OR	Mar-23	14,487	1,331	15,802	—	—	17,133	1,178
St Peters - Albany, NY - 1444 Western Avenue		OMF	NY	Mar-23	2,730	754	3,639	—	(2)	4,391	288
OSF Healthcare OMF - Dwight, IL	(7)	OMF	IL	Sep-23	—	254	2,960	—	—	3,214	188
OSF Healthcare OMF - Godfrey, IL	(7)	OMF	IL	Sep-23	—	1,034	4,668	—	—	5,702	308
CPC - LaPorte, IN		OMF	IN	Feb-24	1,750	287	2,090	—	—	2,377	108
CPC - Valparaiso, IN		OMF	IN	Feb-24	2,000	460	2,763	—	—	3,223	143
CPC - Hobart, IN		OMF	IN	Feb-24	2,300	132	2,939	—	—	3,071	139
CPC - Merrillville, IN		OMF	IN	Feb-24	1,449	386	1,510	1	3	1,900	90
Fannie Mae Secured Debt (5)(6)					334,739
Credit Facilities					336,000
Total					$1,046,219	$177,329	$1,700,238	$(2,794)	$88,708	$1,963,481	$485,050
__________
(1)Acquired intangible lease assets allocated to individual properties in the amount of $246.5 million are not reflected in the table above.
(2)The tax basis of aggregate land, buildings and improvements, net as of December 31, 2025 is $1.6 billion.
(3)The accumulated depreciation column excludes $206.2 million of accumulated amortization associated with acquired intangible lease assets.
(4)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and building improvements and 15 years for fixtures and land improvements.
(5)These properties collateralize the Capital One Secured Debt, which had $199.9 million of outstanding borrowings as of December 31, 2025.

National Healthcare Properties, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2025
(In thousands)
(6)These properties collateralize the KeyBank Secured Debt, which had $134.9 million of outstanding borrowings as of December 31, 2025.
(7)These properties collateralize the Credit Facilities, which had $336.0 million of outstanding borrowings as of December 31, 2025.
(8) Includes adjustments for properties that have been impaired as of December 31, 2025.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	December 31,
	2025	2024	2023
Real estate investments, at cost (1):
Balance at beginning of year	$2,210,350	$2,333,393	$2,295,587
Additions-acquisitions and capital expenditures	26,058	28,742	56,977
Disposals, impairments and reclasses (2)	(272,927)	(151,785)	(19,171)
Balance at end of the year	$1,963,481	$2,210,350	$2,333,393

Accumulated depreciation (1):
Balance at beginning of year	$496,758	$458,010	$397,982
Depreciation expense	56,715	63,851	64,445
Disposals, impairments and reclasses (2)	(68,423)	(25,103)	(4,417)
Balance at end of the year	$485,050	$496,758	$458,010
__________
(1)Acquired intangible lease assets and related accumulated depreciation are not reflected in the table above.
(2)Includes amounts relating to dispositions and impairment charges on assets for the years ended December 31, 2025, 2024 and 2023.