Form 10-Q
period 2026-03-31
National Healthcare Properties, Inc.
filed 2026-05-14
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
National Healthcare Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Ave., 27th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (332) 258-8770

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	NHP	The Nasdaq Global Market
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAP	The Nasdaq Global Market
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAB	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2026, the registrant had 28,629,876 shares of common stock outstanding and 44,275,000 shares of Class A common stock outstanding.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$174,535	$174,535
Buildings, fixtures and improvements	1,789,349	1,785,952
Acquired intangible assets	246,544	246,544
Construction in progress	3,752	2,994
Total real estate investments, at cost	2,214,180	2,210,025
Less: accumulated depreciation and amortization	(707,160)	(691,200)
Total real estate investments, net	1,507,020	1,518,825
Cash and cash equivalents	52,809	57,620
Restricted cash	53,790	50,832
Derivative assets, at fair value	1,395	569
Straight-line rent receivable, net	21,755	21,486
Operating lease right-of-use assets	7,275	7,377
Prepaid expenses and other assets, net	22,290	23,019
Accounts receivable, net	9,193	9,252
Deferred costs, net	22,535	22,792
Total assets	$1,698,062	$1,711,772
LIABILITIES AND EQUITY
Mortgage notes payable, net	$367,723	$367,629
Fannie Mae secured debt	333,296	334,739
Revolving credit facility	186,000	186,000
Term loan, net	148,539	148,405
Market lease intangible liabilities, net	4,616	4,851
Derivative liabilities, at fair value	—	188
Accounts payable and accrued expenses	42,702	44,381
Operating lease liabilities	8,378	8,467
Deferred rent	6,925	9,247
Distributions payable	3,340	3,340
Total liabilities	1,101,519	1,107,247
Commitments and Contingencies
Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,608 authorized as of both March 31, 2026 and December 31, 2025; 3,846 issued and outstanding as of both March 31, 2026 and December 31, 2025	38	38
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,467 authorized as of both March 31, 2026 and December 31, 2025; 3,417 issued and outstanding as of both March 31, 2026 and December 31, 2025	35	35
Common stock, $0.01 par value, 300,000 shares authorized, 28,412 and 28,427 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,132	1,132
Additional paid-in capital	2,531,539	2,531,315
Accumulated other comprehensive income	5,076	5,604
Distributions in excess of accumulated earnings	(1,945,664)	(1,938,060)
Total stockholders’ equity	592,156	600,064
Non-controlling interests	4,387	4,461
Total equity	596,543	604,525
Total liabilities and equity	$1,698,062	$1,711,772
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue from tenants	$86,285	$86,443
Operating expenses:
Property operating and maintenance	52,918	57,856
Impairment charges	—	11,899
Acquisition and transaction related	53	51
General and administrative	5,467	4,896
Depreciation and amortization	17,738	23,706
Total expenses	76,176	98,408
Operating income (loss) before (loss) gain on sale of real estate investments	10,109	(11,965)
(Loss) gain on sale of real estate investments	(2)	24,989
Operating income	10,107	13,024
Other income (expense):
Interest expense	(14,671)	(14,529)
Interest and other income (expense), net	171	(15)
Gain (loss) on non-designated derivatives	189	(1)
Total other expenses, net	(14,311)	(14,545)
Loss before income taxes	(4,204)	(1,521)
Income tax (expense) benefit	(77)	6
Net loss	(4,281)	(1,515)
Net income attributable to non-controlling interests	(28)	(54)
Allocation for preferred stock	(3,294)	(3,450)
Net loss attributable to common stockholders	(7,603)	(5,019)
Other comprehensive loss:
Unrealized loss on designated derivatives	(528)	(4,994)
Comprehensive loss attributable to common stockholders	$(8,131)	$(10,013)

Weighted-average shares outstanding — Basic and Diluted (1)	28,336	28,296
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(0.27)	$(0.18)
____________
(1)     Potential common shares are not included in the computation of diluted earnings per share (“EPS”) when a net loss exists as the effect     would be an antidilutive per share amount.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Three months ended March 31, 2026
	Series A preferred stock		Series B preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2025	3,846	38	3,417	$35	28,307	$1,132	$2,531,315	$5,604	$(1,938,060)	$600,064	$4,461	$604,525
Share-based compensation	—	—	—	—	—	—	612	—	—	612	—	612
Common stock issuance, net of tax withholdings	—	—	—	—	29	—	(443)			(443)		(443)
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,773)	(1,773)	—	(1,773)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,522)	(1,522)		(1,522)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Rebalancing of ownership percentage	—	—	—	—	—	—	55	—	—	55	(55)	—
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(528)	—	(528)	—	(528)
Net loss	—	—	—	—	—	—	—	—	(4,309)	(4,309)	28	(4,281)
Balance, March 31, 2026	3,846	$38	3,417	$35	28,336	$1,132	$2,531,539	$5,076	$(1,945,664)	$592,156	$4,387	$596,543

	Three months ended March 31, 2025
	Series A preferred stock		Series B preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2024	3,977	$40	3,630	$36	28,296	$1,132	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	(1,834)	(1,834)	—	(1,834)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	(1,615)	(1,615)	—	(1,615)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	(4,994)	—	(4,994)	—	(4,994)
Rebalancing of ownership percentage	—	—	—	—	—	—	31	—	—	31	(31)	—
Net loss	—	—	—	—	—	—	—	—	(1,569)	(1,569)	54	(1,515)
Balance, March 31, 2025	3,977	$40	3,630	$36	28,296	$1,132	$2,533,737	$11,646	$(1,872,012)	$674,579	$5,541	$680,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,281)	$(1,515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,738	23,706
Amortization of deferred financing costs and mortgage discounts (premiums)	1,044	858
Accretion of terminated swap	(1,476)	—
(Accretion) amortization of market lease and other intangibles, net	(147)	2,331
Stock-based compensation amortization expense	612	—
Gain on sale of real estate investments	—	(24,989)
Cash received from non-designated derivative instruments	375	930
Loss on non-designated derivative instruments	87	1
Impairment charges	—	11,899
Deferred tax valuation allowance	(79)	601
Changes in assets and liabilities:
Straight-line rent receivable, net	(268)	(1,023)
Prepaid expenses and other assets, net	597	393
Accounts receivable, net	59	2,436
Accounts payable, accrued expenses and other liabilities	(2,188)	(37,065)
Deferred leasing costs	(738)	(849)
Deferred rent	(2,322)	1,057
Net cash provided by (used in) operating activities	9,013	(21,229)
Cash flows from investing activities:
Capital expenditures	(5,265)	(5,669)
Investments in non-designated interest rate caps, net	(154)	—
Proceeds from sales of real estate, net	—	83,712
Net cash (used in) provided by investing activities	(5,419)	78,043
Cash flows from financing activities:
Repayments of Fannie Mae secured debt	(1,442)	(1,442)
Repayments of mortgage notes payable	(221)	(210)
Proceeds from interest rate swap terminations	—	648
Taxes paid for net settlement of equity-based awards	(444)	—
Dividends paid on Series A Preferred Stock	(1,773)	(1,834)
Dividends paid on Series B Preferred Stock	(1,521)	(1,616)
Distributions to non-controlling interest holders	(46)	(47)
Net cash used in financing activities	(5,447)	(4,501)
Net change in cash, cash equivalents and restricted cash	(1,853)	52,313
Cash, cash equivalents and restricted cash, beginning of period	108,452	74,095
Cash, cash equivalents and restricted cash, end of period	$106,599	$126,408

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$(14,302)	$(12,741)
Cash paid for taxes, net (1)	(146)	(184)

Non-cash investing and financing activities:
Accrued offering costs	$(670)	$—
Preferred stock dividend declared	(3,342)	(3,496)
Mortgage notes payable repaid with proceeds from real estate sales	—	(68,394)
Net change in accrued capital expenditures for the period	86	—
__________
(1)     For the three months ended March 31, 2026, relates to cash paid for income taxes, net of refunds. For the three months ended March 31, 2025, relates to cash paid for income and franchise taxes.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 1 — Organization

National Healthcare Properties, Inc. (including, as required by context, National Healthcare Properties Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company acquires, owns and manages a diversified portfolio of healthcare-related real estate focused on senior housing operating properties (“SHOP”) and outpatient medical facilities (“OMF”). Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries, which include certain taxable REIT subsidiaries (“TRSs”).
As of March 31, 2026, the Company owned 168 properties (including one land parcel) located in 29 states, consisting of 37 senior housing communities, with 3,615 units, and 130 outpatient medical facilities, with approximately 3.7 million square feet of gross leasable area.
The Company operates two operating and reportable business segments: SHOP and OMF. In the SHOP segment, the Company invests in senior housing communities through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of March 31, 2026, the Company had three eligible independent contractors operating 37 senior housing communities. In the OMF segment, the Company owns, manages and leases single and multi-tenant OMFs where, in addition to base rent, tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors. As of March 31, 2026, the Company managed all OMFs directly, without the use of third party service providers.
On April 23, 2026, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission (the “SEC”) on Form S-11, as amended, the Company completed its public offering (the “Offering”) and issued an aggregate of 44,275,000 shares of Class A common stock, $0.01 par value per share (“Class A common stock”) (which included shares issued pursuant to the underwriters’ exercise of their overallotment option on April 28, 2026), for aggregate gross offering proceeds of approximately $531.3 million. In connection with the Offering, the Class A common stock became listed on The Nasdaq Global Market under the symbol “NHP” and began trading on April 22, 2026. Each share of Class A common stock will automatically convert into one share of the Company’s existing common stock, $0.01 par value per share, on October 19, 2026 and all shares of common stock will subsequently be listed and freely tradeable on The Nasdaq Global Market under the symbol “NHP.”

Note 2 — Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

Recently Issued Accounting Pronouncements
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

Reclassifications
Certain 2025 amounts have been reclassified from general and administrative to property operating and maintenance on the Company’s consolidated statements of operations and comprehensive loss to align with the current period presentation. This reclassification did not affect the total assets, total liabilities, stockholder’s equity, net loss or earnings per share in any of the periods reported. Certain 2025 amounts have been reclassified on the Company’s consolidated statements of cash flows to align with current period presentation.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 3 — Real Estate Investments, Net

Property Acquisitions
There were no property acquisitions during the three months ended March 31, 2026 and 2025.
In February 2026, the Company, through a joint venture with Discovery Senior Living, entered into a definitive purchase and sale agreement to purchase 13 senior living communities for approximately $64.0 million. The Company expects to own approximately 98.5% of the joint venture. As part of this transaction, the Company holds a right of first refusal and purchase option on an additional 13 senior living communities managed by Discovery Senior Living. Closing of the acquisition is subject to closing conditions and applicable regulatory approvals as specified in the purchase and sale agreement.

Concentration Risk
As of March 31, 2026, the Company had one tenant (including for this purpose, all affiliates of such tenant) in the OMF segment whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the segment on a straight-line basis. As of March 31, 2025, the Company had no tenants in the OMF segment whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the segment on a straight-line basis.
Annualized rental income for the Company consists of: (i) for the OMF segment, annualized March 31, 2026 rental income on a straight-line basis for the leases in place as of March 31, 2026, which includes tenant concessions such as free rent, as applicable, and (ii) for the SHOP segment, annualized gross revenue for the quarter ended March 31, 2026.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for all properties as of March 31, 2026 and 2025.

	As of March 31,
State	2026	2025
Florida	22.7%	22.1%
Pennsylvania	11.2%	10.7%
Georgia	10.8%	11.1%
Iowa	10.6%	10.0%

Intangible Assets and Liabilities
The following table discloses amounts recognized within the consolidated statements of operations and comprehensive loss related to amortization of in-place lease intangible and other intangible assets, amortization and accretion of above- and below-market lease intangible assets and liabilities, net and the amortization and accretion of above- and below-market ground leases, net, for the periods presented (dollars in thousands):

	Three months ended March 31,
	2026	2025
Amortization of in-place lease intangible and other intangible assets (1)	$1,995	$2,515
Accretion of above- and below-market lease intangibles, net (2)	(170)	(39)
Amortization of above- and below-market ground leases, net (3)	32	2,378
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Dispositions
During the three months ended March 31, 2026, the Company did not dispose of any properties.
During the three months ended March 31, 2025, the Company disposed of 12 held-for-use OMFs for an aggregate contract sales price of $168.4 million. These dispositions resulted in an aggregate gain on sale of $25.0 million, which is presented in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Assets Held-for-Sale
There were no properties classified as held-for-sale as of March 31, 2026 or December 31, 2025.
Impairment Charges
The following table presents impairment charges by segment recorded during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,
	2026	2025
OMF	$—	$747
SHOP	—	11,152
Total impairment charges(1)	$—	$11,899
(1)No impairments were recorded during the three months ended March 31, 2026. Amounts presented for the three months ended March 31, 2025 primarily relate to two held-for-use SHOPs and one held-for-use OMF. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold during 2025.

Note 4 — Leases

Lessor Accounting
The following table summarizes the Company’s lease income (dollars in thousands). Rental income from the OMF operating leases consists of fixed and variable lease payments. The variable payments primarily represent reimbursements of various property-level operating and maintenance expenses that the Company pays on behalf of its tenants. Substantially all of the resident fees and services earned from the SHOP segment represent fixed income from operating leases and have not been included in the table below.

	Three months ended March 31,
	2026	2025
Fixed income from operating leases	$23,138	$25,034
Variable income from operating leases	5,492	5,601

During three months ended March 31, 2026 and 2025, the Company recorded reductions in revenue of $0.7 million and $0.2 million, respectively, related to uncollectible accounts.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 5 — Mortgage Notes Payable and Other Debt

The following table reflects the Company’s mortgage notes payable and other debt as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Encumbered properties at March 31, 2026	Outstanding balance as of		Effective interest rate as of
		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Interest rate	Maturity
Secured Term Loan 1 due 2028	15	$85,771	$85,771	4.60%	4.60%	Fixed	May 2028
Secured Term Loan 3 due 2031	7	33,066	33,066	2.93%	2.93%	Fixed	Dec 2031
Secured Term Loan 4 due 2033	56	219,500	219,500	6.54%	6.54%	Fixed	Jun 2033
Single Property Mortgage 1 due 2047	1	6,242	6,289	4.04%	4.04%	Fixed	May 2047
Single Property Mortgage 2 due 2049	1	14,305	14,412	2.99%	2.99%	Fixed	May 2049
Single Property Mortgage 3 due 2049	1	8,876	8,942	2.99%	2.99%	Fixed	May 2049
Multi Property Mortgage 1 due 2034	4	7,500	7,500	6.94%	6.94%	Fixed	Mar 2034
Gross mortgage notes payable (1)	85	375,260	375,480	5.53%	5.52%
Deferred financing costs, net		(6,462)	(6,753)
Mortgage premiums and discounts, net		(1,075)	(1,098)
Mortgage notes payable, net		$367,723	$367,629

Secured Fannie Mae Loan 1 due 2026	11	$198,981	$199,866	6.28%	6.63%	Variable	Nov 2026
Secured Fannie Mae Loan 2 due 2026	10	134,315	134,873	6.33%	6.68%	Variable	Nov 2026
Total Secured Fannie Mae Loan (1)(2)	21	$333,296	$334,739	6.30%	6.65%

Term Loan due 2028 (3)	—	$150,000	$150,000	5.68%	5.51%	Variable	Dec 2028
Deferred financing costs, net		(1,461)	(1,595)
Unsecured term loan, net		$148,539	$148,405

Unsecured revolving credit facility	59	$186,000	$186,000	5.68%	5.94%	Variable	Dec 2028
_____________
(1)For total gross mortgage notes payable and total Secured Fannie Mae Loan as of March 31, 2026 and December 31, 2025, effective interest rate is calculated on a weighted average basis.
(2)The Secured Fannie Mae Loans have interest rate caps that limit one-month SOFR (as defined below) at 3.50%.
(3)The Term Loan due 2028 has interest rate swaps that convert variable interest rates to fixed interest rates.

Mortgage Notes Payable
As of March 31, 2026, the Company had pledged $683.7 million in total real estate investments, at cost, as collateral for its $375.3 million of gross mortgage notes payable. The collateralized real estate investments are not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
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
March 31, 2026
(Unaudited)
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
The Company may request future advances under the Fannie Mae Secured Debt by adding eligible properties to the collateral pool subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. Borrowings under the Fannie Mae Secured Debt bore monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of 2.41% and 2.46% for the Capital One Secured Debt and the KeyBank Secured Debt, respectively. The Fannie Mae Secured Debt matures on November 1, 2026. We currently expect to refinance the Fannie Mae Secured Debt on or before the maturity date.
Through March 31, 2026, the Company had provided cash deposits totaling $15.4 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. These deposits are recorded as restricted cash on the Company’s consolidated balance sheets and are pledged as additional collateral for the Fannie Mae Secured Debt. These deposits will be refunded upon the earlier of the Company’s achievement of a debt service coverage ratio above the minimum required amount of 1.40 or the maturity or prepayment of the Fannie Mae Secured Debt.
As of March 31, 2026, the Company had pledged $617.0 million in total real estate investments, at cost as collateral under its Fannie Mae Secured Debt. All of the real estate assets pledged to secure borrowings under the Company’s Fannie Mae Secured Debt are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.

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
The interest rates applicable to loans under the Credit Facilities are, at the OP’s option, equal to either a base rate plus a margin ranging from 0.55% to 1.10% per annum or Daily Simple SOFR or Term SOFR plus a margin ranging from 1.55% to 2.10% per annum, in each case based on the Company’s consolidated leverage ratio. In addition, with respect to the Revolving Facility, the OP will pay, if the unused amount is equal to or less than 50%, an unused facility fee of 0.20% per annum, or if the unused amount is greater than 50%, an unused facility fee of 0.15% per annum, in each case on the average daily unused commitments under the Revolving Facility.
The Credit Facilities are guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company. The Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company, the OP and certain indirect subsidiaries of the Company to incur indebtedness, grant liens on their assets, make certain types of investments, engage in acquisitions, mergers or consolidations, sell assets, enter into certain transactions with affiliates and pay dividends or make distributions. The Credit Agreement also requires the Company to comply with consolidated financial maintenance covenants to be tested quarterly, including a minimum fixed charge coverage

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
ratio, maximum leverage ratio, minimum tangible net worth, maximum secured leverage ratio, maximum unencumbered leverage ratio, minimum unsecured interest coverage ratio and minimum liquidity requirement.
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
As of March 31, 2026, the Company had $869.1 million in total real estate investments, at cost as the borrowing base under the Credit Facilities. All of the real estate assets added to the borrowing base under the Credit Facilities are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, unless, as applicable, the existing indebtedness associated with the property is satisfied or the property is removed from the pledged collateral.

Debt Maturities
As of March 31, 2026, the Company’s indebtedness had the following maturities (dollars in thousands):

	Mortgage notes payable	Fannie Mae Secured Debt	Term Loan	Revolving Facility	Total
2026	$672	$333,296	$—	$—	$333,968
2027	922	—	—	—	922
2028	86,722	—	150,000	186,000	422,722
2029	982	—	—	—	982
2030	1,013	—	—	—	1,013
Thereafter	284,949	—	—	—	284,949
Total	$375,260	$333,296	$150,000	$186,000	$1,044,556

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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. These derivatives are used to hedge the variable cash flows associated with variable rate debt.
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that during the 12 month period from April 1, 2026 through March 31, 2027, $4.8 million of unrealized gain will be reclassified from accumulated other comprehensive income into earnings as a decrease to interest expense.
The following table summarizes the Company’s interest rate swaps, designated as cash flow hedges for interest rate risk (dollars in thousands):

	Number of instruments	Notional amount	Index	Pay rate	Effective date	Maturity date	Fair value

As of March 31, 2026
Interest rate “pay-fixed” swap (1)	10	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$759
As of December 31, 2025
Interest rate “pay-fixed” swaps (2)	10	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$(188)
__________
(1)Recorded at fair value in “Derivative assets, at fair value” on the consolidated balance sheets.
(2)Recorded at fair value in “Derivative liabilities, at fair value” on the consolidated balance sheets.

The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented (dollars in thousands):

	Three months ended March 31,
	2026	2025
Gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$1,070	$(1,200)
Gain reclassified from accumulated other comprehensive income into income as interest expense	$1,598	$3,794
Total interest expense presented in the consolidated statements of operations and comprehensive loss	$(14,671)	$(14,529)

Non-Designated Derivatives
The Company had the following interest rate derivatives that were not designated as hedges in qualifying hedging relationships as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026			December 31, 2025
	Number of instruments	Notional amount	Fair value	Number of instruments	Notional amount	Fair value
Interest rate caps (1)	7	$394,098	$636	6	$337,999	$569
__________
(1)Recorded at fair value in “Derivative assets, at fair value” on the consolidated balance sheets. Fair and notional values may include contracts acquired but not yet effective as of the dates presented. All of the Company’s interest rate cap agreements

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
limited one-month Secured Overnight Financing Rate (“SOFR”) to 3.50% with terms through November 2026. The actual one-month SOFR rates during the three months ended March 31, 2026 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Fannie Mae Secured Debt. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within gain (loss) on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.
During the three months ended March 31, 2026, the Company paid $0.2 million for an interest rate cap related to the Fannie Mae Secured Debt with a notional amount of $56 million to replace an existing cap set to expire on April 1, 2026.

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 7 — Stockholders’ Equity

Common Stock
As of March 31, 2026 and December 31, 2025, the Company had 28.4 million and 28.4 million shares of common stock issued and outstanding, respectively. Except for net shares of restricted stock awarded under the Company’s 2025 Omnibus Incentive Compensation Plan (the “Equity Incentive Plan”), no shares of common stock were issued during the three months ended March 31, 2026.

Preferred Stock
The Company is authorized to issue up to 50.0 million shares of preferred stock of which 4.6 million shares and 3.5 million shares are authorized and classified as Series A Preferred Stock and Series B Preferred Stock, respectively.
During the three months ended March 31, 2026, the Company did not exercise any share repurchases of its Series A Preferred Stock or Series B Preferred Stock pursuant to the stock repurchase plan authorized on May 2, 2025.

Note 8 — Accumulated Other Comprehensive Income

The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented (dollars in thousand):

Unrealized Gain on Designated Derivative
Balance, December 31, 2025	$5,604
Gain recognized in accumulated other comprehensive income on interest rate derivatives	1,070
Gain reclassified from accumulated other comprehensive income	(1,598)
Balance, March 31, 2026	$5,076

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 9 — Fair Value

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
The following table presents information about the Company’s financial instruments measured at fair value as of March 31, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands).

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2026
Derivative assets, at fair value (non-designated)	$—	$636	$—	$636
Derivative assets, at fair value (designated)	—	759	—	759
Total	$—	$1,395	$—	$1,395

December 31, 2025
Derivative assets, at fair value (non-designated)	$—	$569	$—	$569
Derivative liabilities, at fair value (designated)	—	(188)	—	(188)
Total	$—	$381	$—	$381
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.

Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held-for-Use
The Company may impair real estate investments held-for-use, resulting in a fair value measurement arrived at using either Level 2 or Level 3 inputs.
Real Estate Investments - Held-for-Sale
Real estate investments held-for-sale are carried at fair value less cost costs to sell and are generally measured using Level 2 inputs.

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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are as follows (dollars in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Gross mortgage notes payable and mortgage premium and discounts	3	$374,185	$358,329	$374,382	$362,947
Fannie Mae Secured Debt	3	333,296	333,949	334,739	335,158
Unsecured term loan	3	150,000	148,581	150,000	148,496
Unsecured revolving credit facility	3	186,000	184,240	186,000	184,135
Total debt	3	$1,043,481	$1,025,099	$1,045,121	$1,030,736
The fair value of the Company’s indebtedness above is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of associated derivatives.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 10 — Stock-Based Compensation

Total stock-based compensation expense was $0.6 million for the three months ended March 31, 2026, which was recognized in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. As of March 31, 2026, there was $3.1 million of future expenses related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.6 years.
Stock-based compensation for 2025 was granted to the executive officers and certain other employees in May 2025. As such, there was no stock-based compensation expense incurred during the three months ended March 31, 2025.

Note 11 — Non-controlling Interests

Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following (dollars in thousands):

	Balance as of
	March 31, 2026	December 31, 2025
Series A Preferred Units held by third parties	$2,578	$2,578
Common OP Units held by third parties	1,809	1,883
Total non-controlling interests in the OP	$4,387	$4,461

Net income attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss are comprised of the following (dollars in thousands):

	Three months ended March 31,
	2026	2025
Income attributable to Series A Preferred Units held by third parties	$(46)	$(46)
Loss attributable to Common OP Units held by third parties	18	7
Net income attributable to non-controlling interests in the OP	$(28)	$(39)

Non-controlling Interests in the OP
During each of the three months ended March 31, 2026 and 2025, Series A Preferred Unit holders were paid $46 thousand in cash distributions.
During the three months ended March 31, 2026 and 2025, no cash distributions were paid to Common OP Unit non-controlling interest holders.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 12 — Net Loss Per Share

The following is a summary of the net loss per basic and diluted share computation for the periods presented (amounts in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(7,603)	$(5,019)
Denominator:
Denominator for basic net loss attributable to common stockholders per share — weighted-average shares	28,336	28,296
Effect of dilutive securities:
Unvested restricted shares (1)	54	—
Common OP Units (2)	124	124
Class B Units (3)	110	110
Denominator for diluted net loss attributable to common stockholders per share — weighted-average shares	28,624	28,530
Basic and diluted net loss attributable to common stockholders per share (4)	$(0.27)	$(0.18)
________
(1)Weighted average number of unvested restricted shares outstanding for the periods presented. There were 116,654 and zero unvested restricted shares outstanding as of March 31, 2026 and 2025, respectively.
(2)Weighted average number of Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate. There were 405,998 Common OP Units outstanding as of March 31, 2026 and 2025.
(3)Weighted average number of Class B Units presented as shares outstanding for the periods presented, at the current redemption rate. There were 359,250 Class B Units outstanding as of March 31, 2026 and 2025.
(4)Potential common stock equivalents are disregarded in diluted per share calculations when a net loss exists as the effect would be antidilutive. In this case the diluted per share denominator is equal to the denominator for basic net loss per share.

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, Common OP Units and Class B Units to be common stock equivalents. Series A Preferred Units are non-participating.

Note 13 — Segment Reporting

As of March 31, 2026, the Company had two operating and reportable business segments: SHOP and OMF.
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
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM evaluates performance of the combined properties in each reportable business segment using net operating income (“NOI”), which is defined as total revenues from tenants, less property operating and maintenance expense. The CODM uses NOI to assess and compare property level performance and to make decisions concerning the operation of the properties. The Company believes that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated income (loss) before income taxes.
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

Reconciliation to Consolidated Financial Information
Summary information by reportable business segment is presented below (dollars in thousands):

	Three months ended March 31, 2026
	SHOP	OMF	Total
Revenue from tenants	$57,631	$28,654	$86,285
Less:
Compensation related expenses (1)	26,485	—	26,485
Other segment expenses (2)	18,383	8,050	26,433
Property operating and maintenance	44,868	8,050	52,918
NOI	$12,763	$20,604	33,367
Acquisition and transaction related			(53)
General and administrative			(5,467)
Depreciation and amortization			(17,738)
Loss on sale of real estate investments			(2)
Interest expense			(14,671)
Interest and other income, net			171
Gain on non-designated derivatives			189
Loss before income taxes			(4,204)
Income tax expense			(77)
Net loss			(4,281)
Net income attributable to non-controlling interests			(28)
Allocation for preferred stock			(3,294)
Net loss attributable to common stockholders			$(7,603)
__________
(1)     For the SHOP segment, compensation related expenses include costs incurred for salaries, benefits and other labor related costs.
(2)     For the SHOP segment, other segment expenses include costs incurred for supplies, management fees and overhead. The expense details for the OMF segment provided to the CODM primarily consist of reimbursable expenses which are largely recoverable from tenants. As such, the CODM focuses on monitoring NOI to evaluate performance as a significant portion of the property-level operating expenses is recovered from tenants.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	Three months ended March 31, 2025
	SHOP	OMF	Total
Revenue from tenants	$55,808	$30,635	$86,443
Less:
Compensation related expenses (1)	27,003	—	27,003
Other segment expenses (2)	19,368	11,485	30,853
Property operating and maintenance (3)	46,371	11,485	57,856
NOI	$9,437	$19,150	28,587
Impairment charges			(11,899)
Acquisition and transaction related			(51)
General and administrative (3)			(4,896)
Depreciation and amortization			(23,706)
Gain on sale of real estate investments			24,989
Interest expense			(14,529)
Interest and other expense, net			(15)
Loss on non-designated derivatives			(1)
Loss before income taxes			(1,521)
Income tax benefit			6
Net loss			(1,515)
Net income attributable to non-controlling interests			(54)
Allocation for preferred stock			(3,450)
Net loss attributable to common stockholders			$(5,019)
__________
(1)     For the SHOP segment, compensation related expenses include costs incurred for salaries, benefits and other labor related costs.
(2)     For the SHOP segment, other segment expenses include costs incurred for supplies, management fees and overhead. The expense details for the OMF segment provided to the CODM primarily consist of reimbursable expenses which are largely recoverable from tenants. As such, the CODM focuses on monitoring NOI to evaluate performance as a significant portion of the property-level operating expenses is recovered from tenants.
(3)     Certain 2025 amounts have been reclassified from general and administrative to property operating and maintenance to align with the current period presentation.

Note 14 — Commitments and Contingencies

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2026, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
On April 10, 2026, the Company entered into a definitive purchase and sale agreement to acquire a senior housing community in Oregon for approximately $26.5 million. Closing of the acquisition is subject to closing conditions and applicable regulatory approvals as specified in the purchase and sale agreement.
On April 23, 2026, the Company completed the Offering for aggregate gross proceeds of approximately $531.3 million. See Note 1 — Organization for more details.
On April 25, 2026, the Company used the net proceeds from the Offering to repay $186.0 million of outstanding indebtedness under its Revolving Facility.
On April 30, 2026, the Company awarded certain of its directors, executive officers and employees an aggregate of (i) 995,997 shares of common stock and long term-incentive units of the OP (“LTIP units”) as listing equity awards in connection with the Offering and (ii) 153,123 shares of common stock and LTIP units and 136,457 performance-based restricted stock units as part of the Company’s annual long-term incentive equity grants under the Equity Incentive Plan.
On May 4, 2026, the Company entered into a definitive purchase and sale agreement with an unaffiliated third party to sell a portfolio of 86 OMFs for approximately $528.2 million (before transaction expenses, property operating prorations and other adjustments), including approximately $278.0 million of secured debt to be defeased or assumed by the purchaser. Closing of the sale is subject to completion by the purchaser of its due diligence, approval by the lenders of loan assumption and other customary closing conditions as specified in the purchase and sale agreement.
On May 13, 2026, the Company entered into a definitive purchase and sale agreement to acquire a senior housing community in Florida for approximately $35 million. Closing of the acquisition is subject to closing conditions and applicable regulatory approvals as specified in the purchase and sale agreement.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with changes in economic cycles generally and in the real estate and healthcare markets specifically; the success of our growth strategy, including our ability to successfully identify, complete and integrate new acquisitions; our ability to complete acquisitions or dispositions on the terms and timing we expect, or at all; changes to inflation and interest rates; competition in the real estate and healthcare markets; our ability to retain certain key personnel; legislative and regulatory changes in the healthcare and real estate industries; reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid; discovery of previously undetected environmentally hazardous conditions; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; system failures, cyber incidents or deficiencies in our cybersecurity systems; the availability of capital on favorable terms, or at all; our ability to remain qualified as a REIT and our OP’s ability to remain qualified as a partnership or a disregarded entity for U.S. federal income tax purposes. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II — Other Information, Item IA — Risk Factors of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission.

Overview
National Healthcare Properties, Inc. is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on senior housing operating properties (“SHOP”) and outpatient medical facilities (“OMF”). Substantially all of our business is conducted through the OP and our wholly-owned subsidiaries, which include certain taxable REIT subsidiaries (“TRSs”).
As of March 31, 2026, we owned 168 properties (including one land parcel) located in 29 states, consisting of 37 senior housing communities, with 3,615 units, and 130 outpatient medical facilities, with approximately 3.7 million square feet of gross leasable area.
We operate two operating and reportable business segments: SHOP and OMF. In the SHOP segment, we invest in senior housing communities through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of March 31, 2026, we had three eligible independent contractors operating 37 senior housing communities. In the OMF segment, we own, manage and lease single and multi-tenant OMFs where, in addition to base rent, tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors. As of March 31, 2026, we managed all OMFs directly, without the use of third party service providers.

On April 23, 2026, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission (the “SEC”) on Form S-11, as amended, we completed our public offering (the “Offering”) and issued an aggregate of 44,275,000 shares of Class A common stock, $0.01 par value per share (“Class A common stock”) (which included shares issued pursuant to the underwriters’ exercise of their overallotment option on April 28, 2026) for aggregate gross offering proceeds of approximately $531.3 million. In connection with the Offering, our Class A common stock became listed on The Nasdaq Global Market under the symbol “NHP” and began trading on April 22, 2026. Each share of Class A common stock will automatically convert into one share of our existing common stock, $0.01 par value per share, on October 19, 2026 and all shares of common stock will subsequently be listed and freely tradeable on The Nasdaq Global Market under the symbol “NHP.”

Properties
The following table presents certain additional information about the properties we owned as of March 31, 2026 (dollars in thousands):

	Number of properties	Gross leasable area (sq. ft.)	Available units	Percentage leased (1)	WALTR (2) (in years)	Gross asset value (3)
SHOP segment (4)	37	—	3,615	85.2%	N/A	$1,024,693
OMF segment	130	3,695,769	—	92.8%	5.4	1,169,240
Total Portfolio	167	3,695,769	3,615			$2,193,933
________
(1)Percentage leased for the OMF and SHOP segments are presented as of the end of the period shown. For the SHOP segment, weighted by unit count.
(2)WALTR means the average lease term remaining, weighted based on occupied square feet as of March 31, 2026.
(3)Gross asset value represents total real estate investments, at cost ($2.2 billion total as of March 31, 2026) net of gross market lease intangible liabilities ($19.6 million total as of March 31, 2026). Cumulative impairment charges are reflected within gross asset value.
(4)For the SHOP segment, excludes one parcel of land with a total gross asset value of $0.6 million.
N/A — Not applicable

Significant Accounting Estimates and Critical Accounting Policies
For a discussion about our significant accounting estimates and critical accounting policies, see the “Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026. Except for those required by new accounting pronouncements discussed below, there have been no material changes from these significant accounting estimates and critical accounting policies.
Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Results of Operations
We, through our chief operating decision maker (“CODM”), evaluate the performance of the combined properties in each segment based on total revenues from tenants, less property operating costs. As such, this excludes all other items of expense and income included in the financial statements in calculating net loss (each item discussed separately in “Other Results of Operations” below). We use net operating income (“NOI”) to assess and compare property level performance and to make decisions concerning the operation of our properties. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating expenses and acquisition activity on an unleveraged basis, providing perspective not immediately apparent from consolidated loss before income taxes. NOI presented by us may not be comparable to NOI reported by other REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income (loss) and net income (loss) attributable to common stockholders (each as determined in accordance with GAAP) as presented in our consolidated financial statements. NOI should not be considered an alternative to net income (loss) and net income (loss) attributable to common stockholders (each as determined in accordance with GAAP) as an indication of our performance or to cash flows as a measure of our liquidity. A reconciliation of NOI to net income (loss) attributable to common stockholders can be found in Note 13 — Segment Reporting to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table shows our results of operations for the three months ended March 31, 2026 and 2025 and the period to period change by line item of the consolidated statements of operations (dollars in thousands) (1):

	Three months ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$86,285	$86,443	$(158)	(0.2)%

Operating expenses:
Property operating and maintenance	52,918	57,856	(4,938)	(8.5)
Impairment charges	—	11,899	(11,899)	(100.0)
Acquisition and transaction related	53	51	2	3.9
General and administrative	5,467	4,896	571	11.7
Depreciation and amortization	17,738	23,706	(5,968)	(25.2)
Total expenses	76,176	98,408	(22,232)	(22.6)
Operating income (loss) before (loss) gain on sale of real estate investments	10,109	(11,965)	22,074	(184.5)
(Loss) gain on sale of real estate investments	(2)	24,989	(24,991)	(100.0)
Operating income	10,107	13,024	(2,917)	(22.4)
Other income (expense):
Interest expense	(14,671)	(14,529)	142	1.0
Interest and other income (expense), net	171	(15)	186	n/m
Gain (loss) on non-designated derivatives	189	(1)	190	n/m
Total other expenses, net	(14,311)	(14,545)	(234)	(1.6)
Loss before income taxes	(4,204)	(1,521)	2,683	176.4
Income tax (expense) benefit	(77)	6	(83)	n/m
Net loss	(4,281)	(1,515)	(2,766)	(182.6)
Net income attributable to non-controlling interests	(28)	(54)	26	48.1
Allocation for preferred stock	(3,294)	(3,450)	156	(4.5)
Net loss attributable to common stockholders	$(7,603)	$(5,019)	$(2,584)	(51.5)
__________
(1)Certain 2025 amounts have been reclassified from general and administrative to property operating and maintenance to align with the current period presentation.

Segment Results — Seniors Housing Operating Properties
The following table presents the results of operations and the period-to-period change within our SHOP segment for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,		Increase (Decrease) to NOI
	2026	2025	$	%
Revenue from tenants	$57,631	$55,808	$1,823	3.3%
Less: Property operating and maintenance	44,868	46,371	(1,503)	(3.2)%
NOI	$12,763	$9,437	$3,326	35.2%

	Number of properties at March 31,		Average monthly revenue per occupied room for the three months ended March 31,		Average occupancy for the three months ended March 31,
	2026	2025	2026	2025	2026	2025
Total communities (1)	37	43	$6,340	$6,030	83.8%	78.8%
(1)Excludes one land parcel for both the three months ended March 31, 2026 and 2025.

Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expense relates to the costs associated with staffing to provide care for the residents, supplies, overhead and management fees paid to our third-party operators as well as costs associated with maintaining the physical site.
The SHOP NOI increase for the three months ended March 31, 2026 over the same period in 2025 was primarily due to positive trends in occupancy and revenue per occupied room as well as lower operating costs attributed to seven SHOP dispositions subsequent to the comparable 2025 period.

Segment Results — Outpatient Medical Facilities
The following table presents the results of operations and the period-to-period change within our OMF segment for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,		Increase (Decrease) to NOI
	2026	2025	$	%
Revenue from tenants	$28,654	$30,635	$(1,981)	(6.5)%
Less: Property operating and maintenance	8,050	11,485	(3,435)	(29.9)%
NOI	$20,604	$19,150	$1,454	7.6%

	Number of properties at March 31,		Ending occupancy at March 31,
	2026	2025	2026	2025
Total outpatient medical facilities	130	136	92.8%	90.5%
Revenue from tenants within our OMF segment primarily reflects contractual rent received from tenants and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of such expenses, which may be subject to expense exclusions and floors, as well as certain capital expenditures in addition to base rent. Property operating and maintenance expense reflects the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees. As of March 31, 2026, we manage all OMFs directly, without the use of third party service providers.
The increase in OMF NOI for the three months ended March 31, 2026 over the same period in 2025 was primarily driven by net operating losses connected to certain properties sold in the comparable period and not experienced in the current period.

Corporate Results
Impairment Charges
We recorded no impairment charges during the three months ended March 31, 2026 compared to $11.9 million of impairment charges during the three months ended March 31, 2025. This impairment was recorded to reduce the carrying value of two held-for-use SHOPs and one held-for-use OMF to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold in 2025.

Acquisition and Transaction Related
Acquisition and transaction related expenses were relatively consistent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

General and Administrative Expenses
General and administrative expenses increased by $0.6 million to $5.5 million for the three months ended March 31, 2026 from $4.9 million for the three months ended March 31, 2025 primarily due to stock-based compensation expense incurred in the three months ended March 31, 2026. Stock-based compensation for 2025 was granted to the executive officers and certain other employees in May 2025, as such, there was no stock-based compensation expense incurred during the three months ended March 31, 2025. The increase was partially offset by lower professional fees for the three months ended March 31, 2026.

Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $6.0 million to $17.7 million for the three months ended March 31, 2026 from $23.7 million for the three months ended March 31, 2025 primarily due to property dispositions subsequent to the first quarter of 2025.

Gain on Sale of Real Estate Investments
The disposal of 12 OMFs during the three months ended March 31, 2025 resulted in an aggregate gain on sale of real estate investments of $25.0 million for the period compared to no disposition activity recognized for the three months ended March 31, 2026.

Interest Expense
Interest expense increased by $0.1 million to $14.7 million for the three months ended March 31, 2026 from $14.5 million for the three months ended March 31, 2025 primarily due to borrowings under the Credit Facilities (as defined below), partially offset by the paydown of the previous $50.0 million variable-rate warehouse facility with Capital One (the “OMF Warehouse Facility”) and Secured Term Loan 2 due 2026, each event subsequent to the first quarter of 2025 and preceding the first quarter of 2026.

Interest and Other Income (Expense), net
Interest and other income (expense), net includes income from our investment securities and interest income earned on cash and cash equivalents held during the period. Interest and other income, net increased by $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in cash held in money market accounts.

Gain (loss) on Non-Designated Derivatives
Gain (loss) on non-designated derivative instruments includes mark-to-market adjustments of non-designated interest rate caps designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt which have variable interest rates.
The gain of $0.2 million recognized in the three months ended March 31, 2026 reflects an excess of cash received over the quarterly valuation adjustments assessed on the caps, showing an increase in the strength of the position during this period compared to the three months ended March 31, 2025.

Income Tax (Expense) Benefit
Income taxes generally relate to our SHOPs, which are leased to our TRS. We recorded an income tax expense of approximately $0.1 million for the three months ended March 31, 2026. Income tax benefit for the three months ended March 31, 2025 was not material.
Because of our TRS’s recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP assets, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through March 31, 2026. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Allocation for Preferred Stock Distributions
Allocation for preferred stock decreased by $0.2 million to $3.3 million for the three months ended March 31, 2026 from $3.5 million for the three months ended March 31, 2025 due to repurchases of our preferred stock subsequent to the first quarter of 2025.

Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,		Increase (Decrease)
	2026	2025	$	%
Cash, cash equivalents and restricted cash, beginning of period	$108,452	$74,095	$34,357	46.4%
Net cash provided by (used in) operating activities	9,013	(21,229)	30,242	142.5
Net cash (used in) provided by investing activities	(5,419)	78,043	(83,462)	(106.9)
Net cash used in financing activities	(5,447)	(4,501)	(946)	(21.0)
Cash, cash equivalents and restricted cash, end of period	$106,599	$126,408	$(19,809)	(15.7)

Cash Flows from Operating Activities
Net cash provided by operating activities increased by $30.2 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a $30.3 million repayment of a promissory note made in 2025 to the former external advisor as well as growth in our SHOP segment.

Cash Flows from Investing Activities
Net cash flows provided by investing activities decreased by $83.5 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to $83.7 million aggregate proceeds from the sale of 12 held-for-use OMFs during the three months ended March 31, 2025.

Cash Flows from Financing Activities
Cash flows used in financing activities increased by $0.9 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to payments of $0.4 million for tax settlement on equity-based compensation in 2026 and $0.6 million in proceeds from interest rate swap terminations in 2025.

Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of our Series A Preferred Stock and Series B Preferred Stock and potentially to holders of our common stock in the future. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next 12 months.
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
We expect to fund our future short-term operating liquidity requirements, including distributions to holders of Series A Preferred Stock and Series B Preferred Stock and potentially to holders of our common stock in the future, through a combination of current cash on hand, net cash provided by our operating activities and property dispositions, future takedowns under our Revolving Facility and potential new financings utilizing certain of our currently unencumbered properties. Subsequent to March 31, 2026, we completed the Offering and used the net proceeds to pay down the outstanding borrowings under our Revolving Facility, which in turn substantially increased our available liquidity.

As of March 31, 2026, we had $147.5 million of total liquidity, comprised of $94.7 million of undrawn and available capacity under the Revolving Facility (pursuant to the terms of the Credit Agreement) and $52.8 million of cash and cash equivalents. The Secured Term Loan 4 due 2033 requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.

Financings
As of March 31, 2026, our total debt leverage ratio (total debt divided by total gross asset value) was approximately 45.2%. Net debt totaled $1.0 billion, which represents gross debt ($1.04 billion) less cash and cash equivalents ($52.81 million). Gross asset value totaled $2.2 billion, which represents total real estate investments, at cost ($2.2 billion) net of gross market lease intangible liabilities ($19.6 million). Cumulative impairment charges are reflected within gross asset value.
As of March 31, 2026, we had total gross borrowings of $1.0 billion, at a weighted-average interest rate of 5.81% and a weighted-average remaining term of 3.6 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.69% as of March 31, 2026.
As of March 31, 2026, the carrying value of our real estate investments, at cost was $2.2 billion, with $683.7 million of this asset value pledged as collateral for mortgage notes payable, $617.0 million of this asset value pledged to secure advances under our Fannie Mae Secured Debt and $869.1 million of this asset value added to the borrowing base of our Credit Facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Fannie Mae Secured Debt, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of March 31, 2026 was $24.7 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.

Mortgage Notes Payable
As of March 31, 2026, we had $375.3 million in mortgage notes payable outstanding, all of which is either fixed-rate or effectively fixed through our interest rate swap at a weighted-average annual interest rate of 5.53% and a weighted-average remaining term of 7.1 years.

Fannie Mae Secured Debt
As of March 31, 2026, $333.3 million was outstanding under our Fannie Mae Secured Debt, which bore interest at a weighted-average annual rate of 6.30% and had a weighted-average remaining term of 0.6 years. We currently expect to refinance the Fannie Mae Secured Debt on or before the maturity date. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate was 6.00% as of March 31, 2026.

Unsecured Credit Facilities
On December 11, 2025, we entered into (i) a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and (ii) a $150 million senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Facility, the “Credit Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto. As of March 31, 2026, we had $186.0 million and $150.0 million outstanding under our Revolving Facility and Term Loan, respectively. The borrowings under our Revolving Facility and Term Loan both bore interest at a weighted-average annual rate of 5.68% and had a weighted-average remaining term of 2.7 years as of March 31, 2026. Inclusive of our interest rate swaps that convert variable interest rates to fixed interest rates, the economic interest rate on our Term Loan was 5.36% as of March 31, 2026.

Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Secured Debt for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of March 31, 2026, we had seven SOFR-based interest rate caps with an aggregate notional amount of $394 million which limit one-month SOFR to 3.50%

and have varying maturities through November 2026. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable rate secured debt.
As SOFR has increased beyond 3.50%, we received cash payments of $0.3 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, we paid $0.2 million for an interest rate cap related to the Fannie Mae Secured Debt with a notional amount of $56 million to replace an existing cap set to expire on April 1, 2026.

Capital Expenditures
During the three months ended March 31, 2026, our aggregate capital expenditures were $5.3 million. We anticipate our annual rate of capital expenditures for the OMF and SHOP segments in 2026 to be relatively consistent with 2025, excluding capital expenditures related to potential acquisitions and redevelopments or savings resulting from the potential sale of properties.

Subsequent Events
For a discussion of subsequent events, see Note 15 — Subsequent Events to our consolidated financial statements.

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
During the three months ended March 31, 2026, we did not repurchase any shares of Series A Preferred Stock or Series B Preferred Stock pursuant to the stock repurchase plan.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 14 — Commitments and Contingencies to our consolidated financial statements.

Dividends and Other Distributions
Distributions on our Series A Preferred Stock are declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter), which is equivalent to 7.375% per annum on the $25.00 liquidation preference per share. Distributions on our Series B Preferred Stock are declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter), which is equivalent to 7.125% per annum on the $25.00 liquidation preference per share. Distributions on the Series A Preferred Stock and the Series B Preferred Stock are cumulative and payable quarterly in arrears. Any accrued and unpaid dividends payable with respect to our Series A Preferred Stock or our Series B Preferred Stock become part of the liquidation preference thereof.
Since mid-2020, we have not paid cash dividends on our shares of common stock. We issued stock dividends to the shareholders from October 2020 until January 2024. The stock dividends were declared quarterly using a rate of $3.40 (as adjusted to reflect a reverse stock split effective as of September 30, 2024) per share per year. The number of shares issued with each dividend was based on the estimated per-share net asset value in effect on the applicable date.
The amount of dividends and other distributions payable to our stockholders is determined by our Board of Directors (“the “Board”) and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code of 1986 (the “Code”). Distribution payments are dependent on the availability of funds. The Board may reduce the amount of dividends or distributions paid or suspend dividend or distribution payments at any time and therefore dividend and distribution payments are not assured.
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
We also believe that Normalized FFO is a meaningful supplemental non-GAAP measure of our operating results. We calculate Normalized FFO by further adjusting FFO to reflect the performance of our portfolio for items we believe are not directly attributable to our operations. We believe that Normalized FFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. Our adjustments to FFO to arrive at Normalized FFO include removing the impacts of: (i) acquisition and transaction related costs (including certain expenses directly related to the Internalization and the Reverse Stock-Split); (ii) termination fees to related parties; (iii) severance and other related costs; (iv) mark-to-market gains and losses on non-designated derivatives and amortization related to terminated derivatives; (v) casualty-

related charges, net relating to significantly disruptive events that are infrequent in nature; (vi) gains and losses on extinguishment of debt; (vii) similar adjustments for non-controlling interests; and (viii) certain other items set forth in the Normalized FFO reconciliation included therein. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance across periods on a consistent basis.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and Normalized FFO attributable to common stockholders for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2026	2025
Net loss attributable to common stockholders (in accordance with GAAP)	$(7,603)	$(5,019)
Depreciation and amortization related to real estate assets	16,406	22,281
Impairment charges	—	11,899
Loss (gain) on sale of real estate investments	2	(24,989)
Depreciation on real estate assets related to non-controlling interests	(72)	(56)
NAREIT FFO attributable to common stockholders	8,733	4,116
Acquisition and transaction related	53	51
Derivatives mark-to-market and terminations (1)	(1,389)	(531)
Casualty-related charges, net	142	115
Normalizing items related to non-controlling interests	(4)	(19)
Normalized NFFO attributable to common stockholders	$7,535	$3,732
_______
(1)For the three months ended March 31, 2026 and 2025, includes gains reclassified from other comprehensive income to earnings (recorded as a reduction to interest expense) relating to a terminated swap and a partial unwind of a hedge, respectively.

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
We may also be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of March 31, 2026, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.3%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2026 at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026, and we direct your attention to those risk factors.

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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026 and incorporated by reference herein).
3.2	Articles Supplementary relating to the designation of shares of Class A Common Stock, dated April 10, 2026 (filed as an exhibit to the Company’s Registration Statement on Form S-11 filed with the SEC on April 13, 2026 and incorporated by reference herein)
3.3	Articles Supplementary of the Company declassifying our Board, dated January 12, 2026 (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026 and incorporated by reference herein)
3.4	Articles Supplementary of the Company prohibiting future election to be subject to Section 3-803 of the MGCL, dated January 12, 2026 (filed as an exhibit to the Company’s Current Report on on Form 8-K filed with the SEC on January 12, 2026 and incorporated by reference herein)
4.1 *	Amended and Restated Agreement of Limited Partnership of the OP, dated as of April 30, 2026
10.1 *	Form of Non-Employee Director LTIP Unit Agreement
10.2 *	Form of Employee LTIP Unit Agreement
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

NATIONAL HEALTHCARE PROPERTIES, INC.
By:	/s/ Michael Anderson
Michael Anderson
Chief Executive Officer, President and Director (Principal Executive Officer)

By:	/s/ Andrew T. Babin
Andrew T. Babin
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 14, 2026