Form 10-Q
period 2026-06-30
National Healthcare Properties, Inc.
filed 2026-08-06
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
National Healthcare Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Ave., 27th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (332) 258-8770

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	NHP	The Nasdaq Global Market
7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPAP	The Nasdaq Global Market
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share	NHPBP	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2026, the registrant had 28,629,876 shares of common stock outstanding and 44,275,000 shares of Class A common stock outstanding.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$181,140	$174,535
Buildings, fixtures and improvements	1,859,780	1,785,952
Acquired intangible assets	250,440	246,544
Construction in progress	7,170	2,994
Total real estate investments, at cost	2,298,530	2,210,025
Less: accumulated depreciation and amortization	(706,002)	(691,200)
Total real estate investments, net	1,592,528	1,518,825
Cash and cash equivalents	245,695	57,620
Restricted cash	56,681	50,832
Derivative assets, at fair value	2,367	569
Straight-line rent receivable, net	21,924	21,486
Operating lease right-of-use assets	7,299	7,377
Prepaid expenses and other assets, net	22,417	23,019
Accounts receivable, net	7,157	9,252
Deferred costs, net	20,201	22,792
Total assets	$1,976,269	$1,711,772
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$367,629	$367,629
Fannie Mae secured debt	331,854	334,739
Revolving credit facility	—	186,000
Term loan, net	148,674	148,405
Market lease intangible liabilities, net	4,381	4,851
Derivative liabilities, at fair value	—	188
Accounts payable and accrued expenses	48,249	44,381
Operating lease liabilities	8,417	8,467
Deferred rent	7,038	9,247
Distributions payable	2,808	3,340
Total liabilities	919,050	1,107,247
Commitments and Contingencies
Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, 4,052 and 4,608 authorized as of June 30, 2026 and December 31, 2025, respectively; 3,289 and 3,846 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	33	38
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 2,900 and 3,467 authorized as of June 30, 2026 and December 31, 2025, respectively; 2,850 and 3,417 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	29	35
Common stock, $0.01 par value, 300,000 shares authorized, 28,630 and 28,427 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,132	1,132
Class A common stock, $0.01 par value, 100,000 and zero authorized as of June 30, 2026 and December 31, 2025, respectively; 44,275 and zero issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	443	—
Additional paid-in capital	3,001,481	2,531,315
Accumulated other comprehensive income	4,810	5,604
Distributions in excess of accumulated earnings	(1,953,804)	(1,938,060)
Total stockholders’ equity	1,054,124	600,064
Non-controlling interests	3,095	4,461
Total equity	1,057,219	604,525
Total liabilities and equity	$1,976,269	$1,711,772
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from tenants	$87,530	$85,332	$173,815	$171,775

Operating expenses:
Property operating and maintenance	54,119	54,179	107,037	112,035
Impairment charges	3,780	15,212	3,780	27,111
Acquisition and transaction related	130	497	183	548
General and administrative	6,604	5,075	12,071	9,971
Depreciation and amortization	17,811	18,539	35,549	42,245
Total expenses	82,444	93,502	158,620	191,910
Operating income (loss) before gain (loss) on sale of real estate investments	5,086	(8,170)	15,195	(20,135)
Gain (loss) on sale of real estate investments	—	2,652	(2)	27,641
Operating income (loss)	5,086	(5,518)	15,193	7,506
Other income (expense):
Interest expense	(12,723)	(15,836)	(27,394)	(30,365)
Interest and other income, net	2,345	231	2,516	216
Gain on extinguishment of debt	—	257	—	257
(Loss) gain on non-designated derivatives	(47)	32	142	31
Total other expenses, net	(10,425)	(15,316)	(24,736)	(29,861)
Loss before income taxes	(5,339)	(20,834)	(9,543)	(22,355)
Income tax (expense) benefit	(47)	—	(124)	6
Net loss	(5,386)	(20,834)	(9,667)	(22,349)
Net loss (income) attributable to non-controlling interests	30	31	2	(23)
Allocation for preferred stock	(2,785)	(3,386)	(6,079)	(6,836)
Net loss attributable to common stockholders	(8,141)	(24,189)	(15,744)	(29,208)

Other comprehensive loss:
Unrealized loss on designated derivatives	(266)	(2,205)	(794)	(7,199)
Comprehensive loss attributable to common stockholders	$(8,407)	$(26,394)	$(16,538)	$(36,407)

Weighted-average shares outstanding — Basic and Diluted (1)	61,597	28,296	45,059	28,296
Net loss per share attributable to common stockholders — Basic and Diluted (1)	$(0.13)	$(0.85)	$(0.35)	$(1.03)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Three months ended June 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, March 31, 2026	3,846	$38	3,417	$35	28,336	$1,132	—	$—	$2,531,539	$5,076	$(1,945,664)	$592,156	$4,387	$596,543
Equity-based compensation	—	—	—	—	—	—	—	—	1,615	—	—	1,615	—	1,615
Common stock issuance, net of tax withholdings	—	—	—	—	16	—	—	—	—	—	—	—	—	—
Class A common stock issuance, net of offering costs	—	—	—	—	—	—	44,275	443	493,811	—	—	494,254	—	494,254
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	(1,515)	(1,515)	—	(1,515)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)	—	(1,269)
Repurchase of Series A Preferred Stock	(557)	(5)	—	—	—	—	—	—	(12,688)	—	—	(12,693)	—	(12,693)
Repurchase of Series B Preferred Stock	—	—	(567)	(6)	—	—	—	—	(12,911)	—	—	(12,917)	—	(12,917)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	164	—	—	164	(1,289)	(1,125)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	(49)	—	—	(49)	49	—
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	—	—	(266)	—	(266)	—	(266)
Net loss	—	—	—	—	—	—	—	—	—		(5,356)	(5,356)	(30)	(5,386)
Balance, June 30, 2026	3,289	$33	2,850	$29	28,352	$1,132	44,275	$443	$3,001,481	$4,810	$(1,953,804)	$1,054,124	$3,095	$1,057,219

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Three months ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, March 31, 2025	3,977	$40	3,630	$36	28,296	$1,132	—	$—	$2,533,737	$11,646	$(1,872,012)	$674,579	$5,541	$680,120
Equity-based compensation	—	—	—	—	—	—	—	—	570	—	—	570	—	570
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	(1,800)	(1,800)	—	(1,800)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	(1,585)	(1,585)	—	(1,585)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Repurchase of Series A Preferred Stock	(57)	—	—	—	—	—	—	—	(822)	—	—	(822)	—	(822)
Repurchase of Series B Preferred Stock	—	—	(66)	(1)	—	—	—	—	(915)	—	—	(916)	—	(916)
Net loss	—	—	—	—	—	—	—	—	—	—	(20,803)	(20,803)	(31)	(20,834)
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	—	—	(2,205)	—	(2,205)	—	(2,205)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	15	—	—	15	(15)	—
Balance, June 30, 2025	3,920	$40	3,564	$35	28,296	$1,132	—	$—	$2,532,585	$9,441	$(1,896,200)	$647,033	$5,449	$652,482
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Six months ended June 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2025	3,846	$38	3,417	$35	28,307	$1,132	$—	$—	$2,531,315	$5,604	$(1,938,060)	$600,064	$4,461	$604,525
Equity-based compensation	—	—	—	—	—	—	—	—	2,227	—	—	2,227	—	2,227
Common stock issuance, net of tax withholdings	—	—	—	—	45	—	—	—	(443)	—	—	(443)	—	(443)
Class A common stock issuance, net of offering costs	—	—	—	—	—	—	44,275	443	493,811	—	—	494,254	—	494,254
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	(3,288)	(3,288)	—	(3,288)
Distributions declared on Series B Preferred Stock, $0.90 per share	—	—	—	—	—	—	—	—	—	—	(2,791)	(2,791)	—	(2,791)
Repurchase of Series A Preferred Stock	(557)	(5)	—	—	—	—	—	—	(12,688)	—	—	(12,693)	—	(12,693)
Repurchase of Series B Preferred Stock	—	—	(567)	(6)	—	—	—	—	(12,911)	—	—	(12,917)	—	(12,917)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(69)	(69)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	164	—	—	164	(1,289)	(1,125)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	6	—	—	6	(6)	—
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	—	—	(794)	—	(794)	—	(794)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,665)	(9,665)	(2)	(9,667)
Balance, June 30, 2026	3,289	$33	2,850	$29	28,352	$1,132	44,275	$443	$3,001,481	$4,810	$(1,953,804)	$1,054,124	$3,095	$1,057,219

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Six months ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2024	3,977	$40	3,630	$36	28,296	$1,132	—	$—	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Equity-based compensation	—	—	—	—	—	—	—	—	570	—	—	570	—	570
Distributions declared on Series A Preferred Stock, $0.92 per share	—	—	—	—	—	—	—	—	—	—	(3,634)	(3,634)	—	(3,634)
Distributions declared on Series B Preferred Stock, $0.89 per share	—	—	—	—	—	—	—	—	—	—	(3,200)	(3,200)	—	(3,200)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(93)	(93)
Repurchase of Series A Preferred Stock	(57)	—	—	—	—	—	—	—	(822)	—	—	(822)	—	(822)
Repurchase of Series B Preferred Stock	—	—	(66)	(1)	—	—	—	—	(915)	—	—	(916)	—	(916)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,372)	(22,372)	23	(22,349)
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	—	—	(7,199)	—	(7,199)	—	(7,199)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	46	—	—	46	(46)	—
Balance, June 30, 2025	3,920	$40	3,564	$35	28,296	$1,132	—	$—	$2,532,585	$9,441	$(1,896,200)	$647,033	$5,449	$652,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,667)	$(22,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,549	42,245
Amortization of deferred financing costs and mortgage discounts (premiums)	2,102	2,339
Accretion of terminated swap	(2,968)	—
(Accretion) amortization of market lease and other intangibles, net	(293)	2,196
Equity-based compensation amortization expense	2,227	570
Gain on sale of real estate investments	—	(27,641)
Cash received from non-designated derivative instruments	608	1,775
Gain on non-designated derivative instruments	(142)	(31)
Impairment charges	3,780	27,111
Gain on extinguishment of debt	—	(257)
Deferred tax valuation allowance	(122)	946
Changes in assets and liabilities:
Straight-line rent receivable, net	(436)	(1,658)
Prepaid expenses and other assets, net	957	(1,990)
Accounts receivable, net	2,091	4,076
Accounts payable, accrued expenses and other liabilities	910	(36,416)
Deferred leasing costs	(1,767)	(6,223)
Deferred rent	(2,209)	2,130
Net cash provided by (used in) operating activities	30,620	(13,177)
Cash flows from investing activities:
Acquisitions of real estate	(98,031)	(250)
Capital expenditures	(10,609)	(12,365)
Investments in non-designated interest rate caps, net	(154)	—
Proceeds from sales of real estate, net	—	88,759
Net cash (used in) provided by investing activities	(108,794)	76,144
Cash flows from financing activities:
Repayments under revolving credit facility and term loan	(186,000)	—
Repayments of Fannie Mae secured debt	(2,885)	(24,593)
Repayments of mortgage notes payable	(443)	(429)
Payments of deferred financing costs	(187)	(205)
Taxes paid for net settlement of equity-based awards	(444)	—
Payment of offering costs	(3,950)	—
Common stock issuance, net	499,422	—
Repurchase of Preferred Stock	(25,610)	(1,738)
Dividends paid on Series A Preferred Stock	(3,545)	(3,634)
Dividends paid on Series B Preferred Stock	(3,043)	(3,200)
Distributions to non-controlling interest holders	(92)	(93)
Purchase of non-controlling interest	(1,125)	—
Net cash provided by (used in) financing activities	272,098	(33,892)
Net change in cash, cash equivalents and restricted cash	193,924	29,075
Cash, cash equivalents and restricted cash, beginning of period	108,452	74,095
Cash, cash equivalents and restricted cash, end of period	$302,376	$103,170

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$(28,235)	$(26,252)
Cash paid for taxes, net (1)	(365)	(243)

Non-cash investing and financing activities:
Preferred stock dividend declared	$2,808	$3,478
Mortgage notes payable repaid with proceeds from real estate sales	—	(82,540)
Net change in accrued capital expenditures for the period	1,504	3,375
Assets acquired and liabilities assumed from acquisitions
Real estate investments	1,084	—
Prepaid expenses and other assets, net	79	—
Accounts payable and accrued expenses	(1,163)	—
__________
(1)     For the six months ended June 30, 2026, relates to cash paid for income taxes, net of refunds. For the six months ended June 30, 2025, relates to cash paid for income and franchise taxes.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 1 — Organization

National Healthcare Properties, Inc. (including, as required by context, National Healthcare Properties Operating Partnership, L.P. (the “OP”) and its subsidiaries, the “Company”) is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company acquires, owns and manages a diversified portfolio of healthcare-related real estate focused on senior housing operating portfolio (“SHOP”) communities and outpatient medical facilities (“OMF”). Substantially all of the Company’s business is conducted through the OP and its wholly-owned subsidiaries, which include certain taxable REIT subsidiaries (“TRSs”).
As of June 30, 2026, the Company owned 170 properties (including one land parcel) located in 29 states, consisting of 39 senior housing communities, with 3,616 units, and 130 outpatient medical facilities, with approximately 3.7 million square feet of gross leasable area.
The Company operates two operating and reportable business segments: SHOP and OMF. In the SHOP segment, the Company invests in senior housing communities through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of June 30, 2026, the Company had three eligible independent contractors operating 39 senior housing communities. In the OMF segment, the Company owns, manages and leases single and multi-tenant OMFs where, in addition to base rent, tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors. As of June 30, 2026, the Company managed all OMFs directly, without the use of third party service providers.
On April 23, 2026, pursuant to a registration statement on Form S-11 (File No. 333-294895) filed with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, the Company completed its public offering (the “Offering”) and issued an aggregate of 44,275,000 shares of Class A common stock, $0.01 par value per share (“Class A common stock”), for aggregate gross offering proceeds of approximately $531.3 million. In connection with the Offering, the Class A common stock became listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “NHP” and began trading on April 22, 2026. Each share of Class A common stock will automatically convert into one share of the Company’s existing common stock, $0.01 par value per share, on October 18, 2026 and all shares of common stock will subsequently be listed and freely tradeable on Nasdaq under the symbol “NHP.”

Note 2 — Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 3 — Real Estate Investments, Net

Property Acquisitions
During the six months ended June 30, 2026, the Company acquired two SHOP communities for an aggregate purchase price of $98.0 million under the RIDEA structure, with such communities managed by an existing operating partner of the Company.

Concentration Risk
As of June 30, 2026, the Company had one tenant (including for this purpose, all affiliates of such tenant) in the OMF segment whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the segment on a straight-line basis. As of June 30, 2025, the Company had no tenants in the OMF segment whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the segment on a straight-line basis.
Annualized rental income for the Company consists of: (i) for the OMF segment, annualized June 30, 2026 rental income on a straight-line basis for the leases in place as of June 30, 2026, which includes tenant concessions such as free rent, as applicable, and (ii) for the SHOP segment, annualized gross revenue for the quarter ended June 30, 2026.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for all properties as of June 30, 2026 and 2025.

	As of June 30,
State	2026	2025
Florida	22.9%	22.4%
Pennsylvania	11.1%	10.7%
Iowa	10.7%	10.3%
Georgia	10.6%	11.1%

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization of in-place lease and other intangible assets (1)	$1,786	$2,168	$3,781	$4,683
Accretion of above- and below-market lease intangibles, net (2)	(170)	(158)	$(340)	$(197)
Amortization of above- and below-market ground leases, net (3)	32	32	$63	$2,410
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.

Dispositions
During the six months ended June 30, 2026, the Company did not dispose of any properties.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
In May 2026, the Company entered into a definitive purchase and sale agreement with an unaffiliated third party to sell a portfolio of 86 OMFs for approximately $528.2 million (before transaction expenses, property operating prorations and other adjustments), including approximately $278.0 million of secured debt to be defeased or assumed by the purchaser. Closing of the sale is subject to the approval by the lenders of loan assumption and other customary closing conditions as specified in the purchase and sale agreement. In addition, the Company continues to explore strategic opportunities related to the remainder of the OMF portfolio.
In May 2026, the Company entered into a definitive purchase and sale agreement to sell one non-core SHOP community in California for approximately $42.0 million.

Assets Held-for-Sale
There were no properties classified as held-for-sale as of June 30, 2026 or December 31, 2025.

Impairment Charges
The following table presents impairment charges by segment recorded during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
OMF	$—	$1,142	$—	$1,889
SHOP	3,780	14,070	3,780	25,222
Total impairment charges(1)	$3,780	$15,212	$3,780	$27,111
(1)During the six months ended June 30, 2026, impairment is attributed to one held-for-use SHOP community. The community was impaired to its contractual sales price as determined by the purchase and sale agreement executed after the reporting date. Amounts presented for the six months ended June 30, 2025 relate to two held-for-use SHOP communities, two held-for-use OMF and one SHOP community held for sale during this period. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold during 2025.

Note 4 — Leases

Lessor Accounting
The following table summarizes the Company’s lease income (dollars in thousands). Rental income from the OMF operating leases consists of fixed and variable lease payments. The variable payments primarily represent reimbursements of various property-level operating and maintenance expenses that the Company pays on behalf of its tenants. Substantially all of the resident fees and services earned from the SHOP segment represent fixed income from operating leases and have not been included in the table below (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed income from operating leases	$23,189	$23,357	$46,327	$48,372
Variable income from operating leases	5,993	5,895	11,509	11,515

During the three and six months ended June 30, 2026, the Company recorded reductions in revenue of $0.4 million and $1.0 million, respectively, related to uncollectible accounts. During the three and six months ended June 30, 2025, the Company recorded reductions in revenue of $0.4 million and $0.6 million, respectively, related to uncollectable accounts.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 5 — Mortgage Notes Payable and Other Debt

The following table reflects the Company’s mortgage notes payable and other debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Encumbered properties at June 30, 2026	Outstanding balance as of		Effective interest rate as of
		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Interest rate	Maturity
Secured Term Loan 1 due 2028	15	$85,771	$85,771	4.60%	4.60%	Fixed	May 2028
Secured Term Loan 3 due 2031	7	33,066	33,066	2.93%	2.93%	Fixed	Dec 2031
Secured Term Loan 4 due 2033	56	219,500	219,500	6.54%	6.54%	Fixed	Jun 2033
Single Property Mortgage 1 due 2047	1	6,195	6,289	4.04%	4.04%	Fixed	May 2047
Single Property Mortgage 2 due 2049	1	14,197	14,412	2.99%	2.99%	Fixed	May 2049
Single Property Mortgage 3 due 2049	1	8,809	8,942	2.99%	2.99%	Fixed	May 2049
Multi Property Mortgage 1 due 2034	4	7,500	7,500	6.94%	6.94%	Fixed	Mar 2034
Gross mortgage notes payable (1)	85	375,038	375,480	5.53%	5.52%
Deferred financing costs, net		(6,354)	(6,753)
Mortgage premiums and discounts, net		(1,055)	(1,098)
Mortgage notes payable, net		$367,629	$367,629

Fannie Mae Secured Debt 1 due 2026	11	$198,096	$199,866	6.20%	6.63%	Variable	Nov 2026
Fannie Mae Secured Debt 2 due 2026	10	133,758	134,873	6.25%	6.68%	Variable	Nov 2026
Total Fannie Mae Secured Debt (1)(2)	21	$331,854	$334,739	6.22%	6.65%

Term Loan due 2028 (3)	—	$150,000	$150,000	5.36%	5.51%	Variable	Dec 2028
Deferred financing costs, net		(1,326)	(1,595)
Unsecured term loan, net		$148,674	$148,405

Unsecured revolving credit facility	59	$—	$186,000	5.65%	5.94%	Variable	Dec 2028
_____________
(1)For total gross mortgage notes payable and total Fannie Mae Secured Debt as of June 30, 2026 and December 31, 2025, effective interest rate is calculated on a weighted average basis.
(2)The Fannie Mae Secured Debt had interest rate caps that limit one-month SOFR (as defined below) at 3.50%.
(3)The Term Loan due 2028 has interest rate swaps that convert variable interest rates to fixed interest rates.

Mortgage Notes Payable
As of June 30, 2026, the Company had pledged $684.3 million in total real estate investments, at cost, as collateral for its $375.0 million of gross mortgage notes payable. The collateralized real estate investments are not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Secured Term Loan 4 due 2033 loan agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times.

Fannie Mae Secured Debt
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master secured debt agreement with KeyBank (the “KeyBank Secured Debt”) and a master secured debt agreement with Capital One Multifamily

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Finance LLC, an affiliate of Capital One (the “Capital One Secured Debt” and, together with the KeyBank Secured Debt, “Fannie Mae Secured Debt”). Advances made under these agreements were assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program. Borrowings under the Fannie Mae Secured Debt bore monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of 2.41% and 2.46% for the Capital One Secured Debt and the KeyBank Secured Debt, respectively. The Fannie Mae Secured Debt was scheduled to mature on November 1, 2026. The Company fully prepaid the Fannie Mae Secured Debt on August 3, 2026.
Through June 30, 2026, the Company had provided cash deposits totaling $15.4 million to Fannie Mae because the debt service coverage ratios of the underlying properties of each facility were below the minimum required amounts per the debt agreements. These deposits were recorded as restricted cash on the Company’s consolidated balance sheets and were pledged as additional collateral for the Fannie Mae Secured Debt. These deposits were fully refunded upon the prepayment of the Fannie Mae Secured Debt on August 3, 2026 in connection with the recast of the Credit Facilities (as defined below) on August 3, 2026.
As of June 30, 2026, the Company had pledged $597.6 million in total real estate investments, at cost as collateral under its Fannie Mae Secured Debt. All of the real estate assets pledged to secure borrowings under the Fannie Mae Secured Debt were released upon the prepayment of the Fannie Mae Secured Debt on August 3, 2026.

Unsecured Credit Facilities
On December 11, 2025, the Company, as guarantor, the OP, as borrower, and certain indirect subsidiaries of the Company entered into a credit agreement (the “2025 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto. The 2025 Credit Agreement provided for (i) a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and (ii) a $150 million senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Facility, the “Credit Facilities”). The Credit Facilities were recast on August 3, 2026. See Note 15 — Subsequent Events for further information.
The Credit Facilities had a maturity date of December 11, 2028. The interest rates applicable to loans under the Credit Facilities were, at the OP’s option, equal to either a base rate plus a margin ranging from 0.55% to 1.10% per annum or Daily Simple SOFR or Term SOFR plus a margin ranging from 1.55% to 2.10% per annum, in each case based on the Company’s consolidated leverage ratio. The Credit Facilities were guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company. As of June 30, 2026, the Company had $870.4 million in total real estate investments, at cost as the borrowing base under the Credit Facilities.
On April 25, 2026, the Company used a portion of the net proceeds from the Offering to repay in full the $186.0 million of then outstanding indebtedness under its Revolving Facility.

Debt Maturities
As of June 30, 2026, the Company’s indebtedness had the following maturities (dollars in thousands):

	Mortgage notes payable	Fannie Mae Secured Debt	Term Loan	Revolving Facility	Total
2026	$450	$331,854	$—	$—	$332,304
2027	922	—	—	—	922
2028	86,722	—	150,000	—	236,722
2029	982	—	—	—	982
2030	1,013	—	—	—	1,013
Thereafter	284,949	—	—	—	284,949
Total	$375,038	$331,854	$150,000	$—	$856,892

The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of its Series A Preferred Stock, Series B Preferred Stock and common stock. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next 12 months. The Company expects to fund its future short-term operating

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
liquidity requirements, including acquisitions and distributions to holders of its Series A Preferred Stock, Series B Preferred Stock and common stock, through a combination of current cash on hand, net cash provided by its operating activities and property dispositions, future takedowns under the Revolving Facility, issuance of equity securities and potential new financings utilizing certain of its unencumbered properties.

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that during the 12 month period from July 1, 2026 through June 30, 2027, $3.7 million of unrealized gain will be reclassified from accumulated other comprehensive income into earnings as a decrease to interest expense.
The following table summarizes the Company’s interest rate swaps, designated as cash flow hedges for interest rate risk (dollars in thousands):

	Number of instruments	Notional amount	Index	Pay rate	Effective date	Maturity date	Fair value
As of June 30, 2026
Interest rate “pay-fixed” swap (1)	10	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$1,987
As of December 31, 2025
Interest rate “pay-fixed” swaps (2)	10	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$(188)
__________
(1)Recorded at fair value in “Derivative assets, at fair value” on the consolidated balance sheets.
(2)Recorded at fair value in “Derivative liabilities, at fair value” on the consolidated balance sheets.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$1,333	$58	$2,404	$(1,141)
Gain reclassified from accumulated other comprehensive income into income as interest expense	$1,599	$2,263	$3,198	$6,058
Total interest expense presented in the consolidated statements of operations and comprehensive loss	$(12,723)	$(15,836)	$(27,394)	$(30,365)

Non-Designated Derivatives
The Company had the following interest rate derivatives that were not designated as hedges in qualifying hedging relationships as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026			December 31, 2025
	Number of instruments	Notional amount	Fair value	Number of instruments	Notional amount	Fair value
Interest rate caps (1)	6	$336,004	$380	6	$337,999	$569
__________
(1)Recorded at fair value in “Derivative assets, at fair value” on the consolidated balance sheets. Fair and notional values may include contracts acquired but not yet effective as of the dates presented. All of the Company’s interest rate cap agreements limit one-month Secured Overnight Financing Rate (“SOFR”) to 3.50% with terms through November 2026. The actual one-month SOFR rates during the six months ended June 30, 2026 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. While the Company does not apply hedge accounting for these interest rate caps, they are economically hedging the Fannie Mae Secured Debt. Changes in the fair market value of these non-designated derivatives, as well as any cash received, are presented within (Loss) gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 7 — Stockholders’ Equity

Common Stock
As of June 30, 2026 and December 31, 2025, the Company had 28.6 million and 28.4 million shares of common stock issued and outstanding, respectively.

Class A Common Stock
On April 23, 2026, the Company issued an aggregate of 44.3 million shares of Class A common stock in connection with the Offering. Each share of Class A common stock will automatically convert into one share of the Company’s existing common stock on October 18, 2026 and all shares of common stock will subsequently be listed and freely tradeable on Nasdaq under the symbol “NHP.”

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Preferred Stock
The Company is authorized to issue up to 50.0 million shares of preferred stock of which 4.1 million shares and 2.9 million shares are authorized and classified as 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series A Shares”) and 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series B Shares”), respectively.
In June 2026, the Company completed a tender offer for its Series A Shares and Series B Shares for $22.50 per share in cash. 556,454 Series A Shares and 566,229 Series B Shares were properly tendered for an aggregate purchase price of approximately $25.3 million, excluding fees and expenses relating to the tender offer. The tendered shares were retired, which reduced the authorized share counts. Upon completion of the tender offer, 3.29 million Series A Shares and 2.85 million Series B Shares remained outstanding as of June 30, 2026.

Note 8 — Accumulated Other Comprehensive Income

The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented (dollars in thousand):

Unrealized Gain on Designated Derivative
Balance, December 31, 2025	$5,604
Gain recognized in accumulated other comprehensive income on interest rate derivatives	2,404
Gain reclassified from accumulated other comprehensive income	(3,198)
Balance, June 30, 2026	$4,810

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s financial instruments measured at fair value as of June 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands).

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2026
Derivative assets, at fair value (non-designated)	$—	$380	$—	$380
Derivative assets, at fair value (designated)	—	1,987	—	1,987
Total	$—	$2,367	$—	$2,367

December 31, 2025
Derivative assets, at fair value (non-designated)	$—	$569	$—	$569
Derivative liabilities, at fair value (designated)	—	(188)	—	(188)
Total	$—	$381	$—	$381
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.

Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held-for-Use
The Company may impair real estate investments held-for-use, resulting in a fair value measurement arrived at using either Level 2 or Level 3 inputs. During the six months ended June 30, 2026, one held-for-use SHOP community was impaired to its contractual sales price as determined by the purchase and sale agreement executed after the reporting date.
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
June 30, 2026
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are as follows (dollars in thousands):

		June 30, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Gross mortgage notes payable and mortgage premium and discounts	3	$373,983	$357,537	$374,382	$362,947
Fannie Mae Secured Debt	3	331,854	332,701	334,739	335,158
Unsecured term loan	3	150,000	148,682	150,000	148,496
Unsecured revolving credit facility	3	—	—	186,000	184,135
Total debt	3	$855,837	$838,920	$1,045,121	$1,030,736
The fair value of the Company’s indebtedness above is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of associated derivatives.

Note 10 — Equity-Based Compensation

On April 30, 2026, the Company awarded certain of its directors, executive officers and employees under its 2025 Omnibus Incentive Compensation Plan (the “Equity Incentive Plan”) an aggregate of (i) 995,997 restricted shares of common stock and long term-incentive units of the OP (“LTIP units”) as listing equity awards in connection with the Offering and (ii) 153,123 restricted shares of common stock and LTIP units and 136,457 performance-based restricted stock units (“RSUs”) as part of the Company’s annual long-term incentive equity grants for its employees. On May 15, 2026, the Company further awarded 39,719 LTIP units to its directors for their annual equity retainers.
The listing equity awards are time-based awards that vest on a graded schedule over a period of four years. The fair value of time-based restricted shares is based on the closing market price per share of the Company’s common stock on the date of grant.
The fair value of LTIP units was based on the closing market price per share of the Company’s common stock on the date of the grant and further adjusted by applying an additional discount as the LTIP units were not initially economically equivalent to restricted shares of common stock.
The annual long-term incentive equity grants and annual board equity retainers consist of time-based awards that vest on a graded schedule over a period of one year or three years and performance-based RSUs that vest, if at all, at the end of a three-year performance period subject to continued employment through the performance period and the achievement of performance goals set forth in the related award agreements. The number of performance-based RSUs that ultimately vest can be either 0% or vary from 50% to 200% of target depending on the level of achievement of the performance criteria. The fair value of performance-based RSUs is determined based on the closing market price per share of the Company’s common stock on the date of grant and management’s expectation of the amount of RSUs to be earned and vested at the end of the performance period.
The total grant date fair value of time-based restricted shares, time-based LTIP units and performance-based RSUs granted during the three and six months ended June 30, 2026 was $16.2 million.
Total equity-based compensation expense was $1.6 million and $2.2 million for the three and six months ended June 30, 2026, respectively, which was recognized in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. As of June 30, 2026, there was $19.4 million of future expenses related to unvested equity-based compensation arrangements granted under the Equity Incentive Plan, which is expected to be recognized over a weighted average period of 3.1 years.
Equity-based compensation was first granted to the executive officers and certain other employees in May 2025. Total equity-based compensation expense was $0.6 million for both the three and six months ended June 30, 2025.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 11 — Non-controlling Interests

Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following (dollars in thousands):

	Balance as of
	June 30, 2026	December 31, 2025
Series A Preferred Units held by third parties	$1,289	$2,578
Common OP Units held by third parties	1,806	1,883
Total non-controlling interests in the OP	$3,095	$4,461

Net income attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive loss are comprised of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income attributable to Series A Preferred Units held by third parties	$(23)	$(46)	$(69)	$(92)
Loss attributable to Common OP Units held by third parties	53	91	71	98
Net income attributable to non-controlling interests in the OP	30	45	2	6
Income attributable to non-controlling interests in property-owning subsidiaries	—	(14)		(29)
Net loss (income) attributable to non-controlling interests	$30	$31	$2	$(23)

Non-controlling Interests in the OP
Series A Preferred Units
During the three and six months ended June 30, 2026, Series A Preferred Unit holders were paid $46 thousand and $92 thousand in cash distributions, respectively. During the three and six months ended June 30, 2025, Series A Preferred Unit holders were paid $46 thousand and $93 thousand in cash distributions, respectively.
In June 2026, the Company repurchased 50,000 of the 100,000 then outstanding Series A Preferred Units at $22.50 per unit. A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Shares.
Common OP Units, Class B Units and LTIP Units
As of June 30, 2026, the Company had 234,026 partnership units outstanding in the OP designated as “Common OP Units” and 971,147 LTIP Units outstanding. A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock. Vested LTIP units can be converted to Common OP Units on a one-for-one basis once an equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of a Common Unit. All LTIP units, whether vested or not, receive the same per unit cash distributions as Common OP Units.
Prior to the Offering, the Company had 405,998 Common OP Units and 359,250 Class B Units outstanding. In connection with the Offering, the Class B Units were converted into Common OP Units pursuant to the Class B Unit’s terms and the number of Common OP Units was then consolidated into 234,026 Common OP Units to give effect to adjustments for the impact of the stock dividends from October to 2020 to January 2024 and the September 2024 one-for-four common stock reserve split, so the Common Units are redeemable for the Company’s common stock on a one-for-one basis.
During the three and six months ended June 30, 2026 and 2025, no cash distributions were paid to Common OP Unit non-controlling interest holders.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 12 — Net Loss Per Share

The following is a summary of the net loss per basic and diluted share computation for the periods presented (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(8,141)	$(24,189)	$(15,744)	$(29,208)
Denominator:
Denominator for basic net loss attributable to common stockholders per share — weighted-average shares	61,597	28,296	45,059	28,296
Effect of dilutive securities:
Unvested restricted shares, LTIP Units and RSUs (1)	144	3	90	1
Common OP Units (2)(3)	234	234	234	234
Denominator for diluted net loss attributable to common stockholders per share — weighted-average shares	61,975	28,533	45,383	28,531
Basic and diluted net loss attributable to common stockholders per share (4)	$(0.13)	$(0.85)	$(0.35)	$(1.03)
________
(1)Weighted average number of unvested restricted shares, LTIP Units and RSUs outstanding for the periods presented. There were 1,413,900 and 219,339 unvested restricted shares, LTIP Units and RSUs outstanding as of June 30, 2026 and 2025, respectively.
(2)Weighted average number of Common OP Units presented as shares outstanding for the periods presented, at the current redemption rate. There were 765,248 Common OP Units outstanding as of both June 30, 2026 and 2025.
(3)As of April 30, 2026, the Company’s Class B Units have been converted to Common OP Units. The comparable prior period numbers have been restated to maintain comparability.
(4)Potential common stock equivalents are disregarded in diluted per share calculations when a net loss exists as the effect would be antidilutive. In this case, the diluted per share denominator is equal to the denominator for basic net loss per share.

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, LTIP units, RSUs, Common OP Units and Class B Units to be common stock equivalents. Series A Preferred Units are non-participating.

Note 13 — Segment Reporting

As of June 30, 2026, the Company had two operating and reportable business segments: SHOP and OMF.
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
June 30, 2026
(Unaudited)
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

Reconciliation to Consolidated Financial Information
Summary information by reportable business segment is presented below (dollars in thousands):

	Three months ended June 30, 2026
	SHOP	OMF	Total
Revenue from tenants	$58,348	$29,182	$87,530
Less:
Compensation related expenses (1)	26,808	—	26,808
Other segment expenses (2)	18,527	8,784	27,311
Property operating and maintenance	45,335	8,784	54,119
NOI	$13,013	$20,398	33,411
Impairment charges			(3,780)
Acquisition and transaction related			(130)
General and administrative			(6,604)
Depreciation and amortization			(17,811)
Interest expense			(12,723)
Interest and other income, net			2,345
Loss on non-designated derivatives			(47)
Loss before income taxes			(5,339)
Income tax expense			(47)
Net loss			(5,386)
Net income attributable to non-controlling interests			30
Allocation for preferred stock			(2,785)
Net loss attributable to common stockholders			$(8,141)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Three months ended June 30, 2025
	SHOP	OMF	Total
Revenue from tenants	$56,080	$29,252	$85,332
Less:
Compensation related expenses (1)	27,003	—	27,003
Other segment expenses (2)	18,832	8,344	27,176
Property operating and maintenance (3)	45,835	8,344	54,179
NOI	$10,245	$20,908	31,153
Impairment charges			(15,212)
Acquisition and transaction related			(497)
General and administrative (3)			(5,075)
Depreciation and amortization			(18,539)
Gain on sale of real estate investments			2,652
Interest expense			(15,836)
Interest and other income, net			231
Gain on non-designated derivatives			32
Gain on extinguishment of debt			257
Loss before income taxes			(20,834)
Income tax benefit			—
Net loss			(20,834)
Net income attributable to non-controlling interests			31
Allocation for preferred stock			(3,386)
Net loss attributable to common stockholders			$(24,189)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Six months ended June 30, 2026
	SHOP	OMF	Total
Revenue from tenants	$115,979	$57,836	$173,815
Less:
Compensation related expenses (1)	53,293	—	53,293
Other segment expenses (2)	36,910	16,834	53,744
Property operating and maintenance	90,203	16,834	107,037
NOI	$25,776	$41,002	66,778
Impairment charges			(3,780)
Acquisition and transaction related			(183)
General and administrative			(12,071)
Depreciation and amortization			(35,549)
Loss on sale of real estate investments			(2)
Interest expense			(27,394)
Interest and other income, net			2,516
Gain on non-designated derivatives			142
Loss before income taxes			(9,543)
Income tax expense			(124)
Net loss			(9,667)
Net income attributable to non-controlling interests			2
Allocation for preferred stock			(6,079)
Net loss attributable to common stockholders			$(15,744)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Six months ended June 30, 2025
	SHOP	OMF	Total
Revenue from tenants	$111,888	$59,887	$171,775
Less:
Compensation related expenses (1)	53,849	—	53,849
Other segment expenses (2)	38,358	19,828	58,186
Property operating and maintenance (3)	92,207	19,828	112,035
NOI	$19,681	$40,059	59,740
Impairment charges			(27,111)
Acquisition and transaction related			(548)
General and administrative (3)			(9,971)
Depreciation and amortization			(42,245)
Gain on sale of real estate investments			27,641
Interest expense			(30,365)
Interest and other income, net			216
Gain on non-designated derivatives			31
Gain on extinguishment of debt			257
Loss before income taxes			(22,355)
Income tax benefit			6
Net loss			(22,349)
Net income attributable to non-controlling interests			(23)
Allocation for preferred stock			(6,836)
Net loss attributable to common stockholders			$(29,208)
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

Note 14 — Commitments and Contingencies

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2026, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below:
On July 1, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share of its common stock (including its Class A Common Stock). The dividend was paid in cash on July 30, 2026 to holders of record as of the close of business on July 15, 2026.
In July 2026, the Company, through a joint venture with Discovery Senior Living, acquired 13 SHOP communities for an aggregate purchase price of $64.0 million. The Company owns approximately 98.5% of the joint venture and, as part of this transaction, the Company holds a right of first refusal and purchase option on an additional 13 senior living communities managed by Discovery Senior Living.
In July 2026, the Company acquired an additional four SHOP communities for an aggregate purchase price of $117.6 million to be managed by existing operating partners.
As of the date of this filing, the Company had entered into definitive agreements to acquire an additional five SHOP communities for approximately $120.3 million. However, the Company can provide no assurances that the acquisitions of these properties will be consummated on the terms and timing the Company expects, or at all.
On August 3, 2026, the Company recast the Credit Facilities by entering into an amended and restated credit agreement (the “2026 Credit Agreement”), which provides for, among other things, (i) increasing total lender commitments from $550 million to $1.2 billion, with the Revolving Facility increasing from $400 million to $750 million, the Term Loan increasing from $150 million to $300 million and a new $150 million delayed draw term loan facility being added, (ii) extending the maturity of the Revolving Facility and the Term Loan (including the delayed draw term loan) to August 2030 and August 2029, respectively, and (iii) reducing the applicable pricing for interest rates based on the Company's corporate leverage ratio. In connection with entering into the 2026 Credit Agreement, the Company also terminated the Fannie Mae Secured Debt and paid off the outstanding amount thereunder and entered into interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate exposure on the Term Loan through its initial maturity date.
On August 5, 2026, the Company announced the full redemption of its Series A Shares and Series B Shares for $25.00 per share at par for approximately $153.5 million in total (excluding accrued dividends and transaction costs), with the redemption dates being September 4, 2026 and October 6, 2026, respectively.

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

Overview
National Healthcare Properties, Inc. is a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We acquire, own and manage a diversified portfolio of healthcare-related real estate focused on senior housing operating portfolio (“SHOP”) communities and outpatient medical facilities (“OMF”). Substantially all of our business is conducted through the OP and our wholly-owned subsidiaries, which include certain taxable REIT subsidiaries (“TRSs”).
As of June 30, 2026, we owned 170 properties (including one land parcel) located in 29 states, consisting of 39 senior housing communities, with 3,616 units, and 130 outpatient medical facilities, with approximately 3.7 million square feet of gross leasable area.
We operate two operating and reportable business segments: SHOP and OMF. In the SHOP segment, we invest in senior housing communities through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of June 30, 2026, we had three eligible independent contractors operating 39 senior housing communities. In the OMF segment, we own, manage and lease single and multi-tenant OMFs where, in addition to base rent, tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors. As of June 30, 2026, we managed all OMFs directly, without the use of third party service providers.
On April 23, 2026, pursuant to a registration statement on Form S-11 (File No. 333-294895) filed with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, we completed our public offering (the “Offering”) and issued an aggregate of 44,275,000 shares of Class A common stock, $0.01 par value per share (“Class A common stock”) (which included shares issued pursuant to the underwriters’ exercise of their overallotment option on April 28, 2026) for aggregate gross offering proceeds of approximately $531.3 million. In connection with the Offering, our Class A common stock became listed on The Nasdaq Global Market under the symbol “NHP” and began trading on April 22, 2026. Each share of Class A common stock will automatically convert into one share of our existing common stock, $0.01 par value per share, on October 18, 2026 and all shares of common stock will subsequently be listed and freely tradeable on The Nasdaq Global Market under the symbol “NHP.”

Properties
The following table presents certain additional information about the properties we owned as of June 30, 2026 (dollars in thousands):

	Number of properties	Gross leasable area (sq. ft.)	Available units (1)	Percentage leased or occupied (1)	WALTR (2) (in years)	Gross asset value (3)
SHOP segment (4)	39	—	3,616	84.1%	N/A	$1,105,192
OMF segment	130	3,695,769	—	93.1%	5.3	1,173,091
Total Portfolio	169	3,695,769	3,616			$2,278,283
________
(1)Available units and percentage occupied for the SHOP segment represent the average for the three months ended June 30, 2026. Percentage leased for the OMF segment is presented as of the end of the period shown. For the SHOP segment, weighted by unit count. For the OMF segment, weighted by gross leasable area.
(2)WALTR means the average lease term remaining, weighted based on occupied square feet as of June 30, 2026.
(3)Gross asset value represents total real estate investments, at cost ($2.3 billion total as of June 30, 2026) net of gross market lease intangible liabilities ($19.6 million total as of June 30, 2026). Cumulative impairment charges are reflected within gross asset value.
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

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table shows our results of operations for the three months ended June 30, 2026 and 2025 and the period to period change by line item of the consolidated statements of operations (dollars in thousands) (1):

	Three months ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$87,530	$85,332	$2,198	2.6%

Operating expenses:
Property operating and maintenance	54,119	54,179	(60)	(0.1)
Impairment charges	3,780	15,212	(11,432)	(75.2)
Acquisition and transaction related	130	497	(367)	(73.8)
General and administrative	6,604	5,075	1,529	30.1
Depreciation and amortization	17,811	18,539	(728)	(3.9)
Total expenses	82,444	93,502	(11,058)	(11.8)
Operating income (loss) before gain on sale of real estate investments	5,086	(8,170)	13,256	nm
Gain on sale of real estate investments	—	2,652	(2,652)	(100.0)
Operating income (loss)	5,086	(5,518)	10,604	nm
Other income (expense):
Interest expense	(12,723)	(15,836)	(3,113)	(19.7)
Interest and other income, net	2,345	231	2,114	nm
Gain on extinguishment of debt	—	257	(257)	(100.0)
(Loss) gain on non-designated derivatives	(47)	32	(79)	nm
Total other expenses, net	(10,425)	(15,316)	(4,891)	(31.9)
Loss before income taxes	(5,339)	(20,834)	(15,495)	(74.4)
Income tax expense	(47)	—	(47)	nm
Net loss	(5,386)	(20,834)	15,448	74.1
Net loss attributable to non-controlling interests	30	31	(1)	3.2
Allocation for preferred stock	(2,785)	(3,386)	601	(17.7)
Net loss attributable to common stockholders	$(8,141)	$(24,189)	$16,048	66.3
__________
* nm - not meaningful
(1)Certain 2025 amounts have been reclassified from general and administrative to property operating and maintenance to align with the current period presentation.

Segment Results — Senior Housing Operating Portfolio
The following table presents the results of operations and the period-to-period change within our SHOP segment for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Revenue from tenants	$58,348	$56,080	$2,268	4.0%
Less: Property operating and maintenance	45,335	45,835	(500)	(1.1)
NOI	$13,013	$10,245	$2,768	27.0%

	Number of Properties at June 30,		Average monthly revenue per occupied room for the three months ended June 30,		Average occupancy for the three months ended June 30,
	2026	2025	2026	2025	2026	2025
Total communities (1)	39	41	$6,391	$6,036	84.1%	81.4%
(1)Excludes one land parcel for both the three months ended June 30, 2026 and 2025.

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
The increase in SHOP NOI for the three months ended June 30, 2026 over the same period in 2025 was primarily due to higher average occupancy and revenue per occupied room as well as reduced net operating losses attributed to seven SHOP dispositions during and subsequent to the comparable 2025 period.

Segment Results — Outpatient Medical Facilities
The following table presents the results of operations and the period-to-period change within our OMF segment for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Revenue from tenants	$29,182	$29,252	$(70)	(0.2)%
Less: Property operating and maintenance	8,784	8,344	440	5.3
NOI	$20,398	$20,908	$(510)	(2.4)%

	Number of properties at June 30,		Occupancy at June 30,
	2026	2025	2026	2025
Total outpatient medical facilities	130	133	93.1%	91.0%
Revenue from tenants within our OMF segment primarily reflects contractual rent received from tenants and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of such expenses, which may be subject to expense exclusions and floors in addition to base rent. Property operating and maintenance expense reflects the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees. For the three months ended June 30, 2026, we managed all OMFs directly, without the use of third party service providers.
The decrease in OMF NOI for the three months ended June 30, 2026 over the same period in 2025 was primarily driven by certain nonrecurring revenue recognized only in the prior year period partially offset by the reduced net operating losses attributed to six OMF dispositions during and subsequent to the prior year period.

Corporate Results

Impairment Charges
We recorded $3.8 million of impairment charges during the three months ended June 30, 2026 related to a held-for-use SHOP community. We recorded $15.2 million of impairment charges during the three months ended June 30, 2025 related primarily to a held-for-use SHOP community ($14.1 million). The properties were impaired to their contractual sales price as determined by the purchase and sale agreement.

Acquisition and Transaction Related
Acquisition and transaction related expenses decreased by $367 thousand to $130 thousand for the three months ended June 30, 2026 from $497 thousand for the three months ended June 30, 2025 primarily due to non-recurring transaction costs paid to the external former advisor in 2025, which did not recur in the current year, and dead deal costs.

General and Administrative Expenses
General and administrative expenses increased by $1.5 million to $6.6 million for the three months ended June 30, 2026 from $5.1 million for the three months ended June 30, 2025 primarily due to equity-based compensation expense incurred in the three months ended June 30, 2026. Equity-based compensation was first granted to the executive officers and certain other employees in May 2025, resulting in a partial period of equity-based compensation expense incurred over the three months ended June 30, 2025. Additional awards were granted to the Company’s executive officers and certain other employees in April 2026 in connection with the Offering and as part of the Company’s annual long-term incentive equity grants.

Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $0.7 million to $17.8 million for the three months ended June 30, 2026 from $18.5 million for the three months ended June 30, 2025 primarily due to property dispositions during and subsequent to the prior year period.

Gain on Sale of Real Estate Investments
The disposal of three OMFs and three SHOP communities during the three months ended June 30, 2025 resulted in an aggregate gain on sale of real estate investments of $2.7 million for the period compared to no disposition activity recognized for the three months ended June 30, 2026.

Interest Expense
Interest expense decreased by $3.1 million to $12.7 million for the three months ended June 30, 2026 from $15.8 million for the three months ended June 30, 2025 primarily due to a $5.4 million decrease driven by repayment of a $330 million secured term loan in December 2025 and a $1.5 million decrease due to the amortization of a gain on a swap terminated in December 2025. Amortization of a gain on the terminated swap is expected to continue through December 2026. These decreases are partially offset by a $2.8 million increase in interest expense relating to the $150 million Term Loan (as defined below) entered into in December 2025 and a $2.2 million increase in interest expense due to less swap interest proceeds in 2026.

Interest and Other Income, net
Interest and other income, net includes interest income earned on cash and cash equivalents invested in short-term money market funds and expenses not covered by insurance, net of recoveries. Interest and other income, net increased by $2.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in cash held in money market accounts as a result of our April 2026 Offering.

Gain on Extinguishment of Debt
The gain of $0.3 million recognized in the three months ended June 30, 2025 is in connection with the repayment of a loan prior to maturity in conjunction with the sale of a property. There was no debt extinguished during the three months ended June 30, 2026.

(Loss) Gain on Non-Designated Derivatives
(Loss) gain on non-designated derivative instruments includes mark-to-market adjustments of non-designated interest rate caps designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt which have variable interest rates.

The loss of $47 thousand recognized in the three months ended June 30, 2026 reflects a decrease in future expected proceeds on the derivative assets over the current period. The gain of $32 thousand recognized in the three months ended June 30, 2025 reflects an increase in future expected proceeds over the comparative period.

Income Tax Expense
Income taxes generally relate to our SHOP communities, which are leased to our TRSs. We recorded an income tax expense of approximately $47 thousand for the three months ended June 30, 2026. Income tax benefit for the three months ended June 30, 2025 was not material.
Because of our TRSs’ recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP communities, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through June 30, 2026. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Allocation for Preferred Stock Distributions
Allocation for preferred stock decreased by $0.6 million to $2.8 million for the three months ended June 30, 2026 from $3.4 million for the three months ended June 30, 2025 due to repurchases and our self-tender offer for preferred stock subsequent to the second quarter of 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table shows our results of operations for the six months ended June 30, 2026 and 2025 and the period to period change by line item of the consolidated statements of operations (dollars in thousands)(1):

	Six months ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$173,815	$171,775	$2,040	1.2%

Operating expenses:
Property operating and maintenance	107,037	112,035	(4,998)	(4.5)
Impairment charges	3,780	27,111	(23,331)	(86.1)
Acquisition and transaction related	183	548	(365)	(66.6)
General and administrative	12,071	9,971	2,100	21.1
Depreciation and amortization	35,549	42,245	(6,696)	(15.9)
Total expenses	158,620	191,910	(33,290)	(17.3)
Operating income (loss) before (loss) gain on sale of real estate investments	15,195	(20,135)	35,330	nm
(Loss) gain on sale of real estate investments	(2)	27,641	(27,643)	nm
Operating income	15,193	7,506	7,687	102.4
Other income (expense):
Interest expense	(27,394)	(30,365)	2,971	(9.8)
Interest and other income, net	2,516	216	2,300	nm
Gain on extinguishment of debt	—	257	(257)	(100.0)
Gain on non-designated derivatives	142	31	111	nm
Total other expenses, net	(24,736)	(29,861)	5,125	(17.2)
Loss before income taxes	(9,543)	(22,355)	12,812	(57.3)
Income tax (expense) benefit	(124)	6	(130)	nm
Net loss	(9,667)	(22,349)	12,682	(56.7)
Net loss (gain) attributable to non-controlling interests	2	(23)	25	nm
Allocation for preferred stock	(6,079)	(6,836)	757	(11.1)
Net loss attributable to common stockholders	$(15,744)	$(29,208)	$13,464	(46.1)
__________
* nm - not meaningful
(1)Certain 2025 amounts have been reclassified from general and administrative to property operating and maintenance to align with the current period presentation.

Segment Results — Senior Housing Operating Portfolio
The following table presents the results of operations and the period-to-period change within our SHOP segment for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended June 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Revenue from tenants	$115,979	$111,888	$4,091	3.7%
Less: Property operating and maintenance	90,203	92,207	(2,004)	(2.2)
NOI	$25,776	$19,681	$6,095	31.0%

	Number of Properties at June 30,		Average monthly revenue per occupied room for the six months ended June 30,		Average occupancy for the six months ended June 30,
	2026	2025	2026	2025	2026	2025
Total communities (1)	39	41	$6,366	$6,033	84.0%	79.0%
(1)Excludes one land parcel at both June 30, 2026 and 2025.

Revenues from tenants within our SHOP segment are generated in connection with rent and services offered to residents depending on the level of care required, as well as fees associated with other ancillary services. Property operating and maintenance expenses relate to the costs associated with staffing to provide care for the residents in our SHOP communities, as well as food, marketing, real estate taxes, management fees paid to our third-party operators and costs associated with maintaining the physical site.
The increase in SHOP NOI for the six months ended June 30, 2026 over the same period in 2025 was primarily due to higher average occupancy and revenue per occupied room as well as reduced net operating losses attributed to seven SHOP dispositions during and subsequent to the prior year period.

Segment Results — Outpatient Medical Facilities
The following table presents the results of operations and the period-to-period change within our OMF segment for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended June 30,		Increase (Decrease) to NOI
	2026	2025	$	%
Revenue from tenants	$57,836	$59,887	$(2,051)	(3.4)%
Less: Property operating and maintenance	16,834	19,828	(2,994)	(15.1)
NOI	$41,002	$40,059	$943	2.4%

	Number of Properties at June 30,		Occupancy at June 30,
	2026	2025	2026	2025
Total outpatient medical facilities	130	133	93.1%	91.0%
Revenue from tenants within our OMF segment primarily reflects contractual rent received from tenants and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of such expenses, which may be subject to expense exclusions and floors in addition to base rent. Property operating and maintenance expense reflects the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees. For the six months ended June 30, 2026, we managed all OMFs directly, without the use of third party service providers.
The increase in OMF NOI for the six months ended June 30, 2026 over the same period in 2025 was primarily driven by reduced net operating losses attributed to 18 OMF dispositions during and subsequent to the prior year period.

Corporate Results
Impairment Charges
We recorded $3.8 million of impairment charges during the six months ended June 30, 2026 related to a held-for-use SHOP community. We recorded $27.1 million of impairment charges during the six months ended June 30, 2025 on three held-for-use SHOP communities and two held-for-use OMFs. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements.

Acquisition and Transaction Related
Acquisition and transaction related expenses decreased by $365 thousand to $183 thousand for the six months ended June 30, 2026 from $548 thousand for the six months ended June 30, 2025 primarily due to non-recurring transaction costs paid to the external former advisor in 2025, which did not recur in the current year, and dead deal costs.

General and Administrative Expenses
General and administrative expenses increased by $2.1 million to $12.1 million for the six months ended June 30, 2026 from $10.0 million for the six months ended June 30, 2025 primarily due to equity-based compensation expense incurred in the six months ended June 30, 2026. Equity-based compensation was first granted to the executive officers and certain other employees in May 2025, resulting in a partial period of equity-based compensation expense incurred during the six months ended June 30, 2025. Additional awards were granted to the Company’s executive officers and certain other employees in April 2026 in connection with the Offering and as part of the Company’s annual long-term incentive equity grants.

Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $6.7 million to $35.5 million for the six months ended June 30, 2026 from $42.2 million for the six months ended June 30, 2025 primarily due to property dispositions during and subsequent to the prior year period.

(Loss) Gain on Sale of Real Estate Investments
The disposal of 15 OMFs and three SHOP communities during the six months ended June 30, 2025 resulted in an aggregate gain on sale of real estate investments of $27.6 million for the period compared to no disposition activity recognized during the six months ended June 30, 2026.

Interest Expense
Interest expense decreased by $3.0 million to $27.4 million for the six months ended June 30, 2026 from $30.4 million for the six months ended June 30, 2025 primarily due to a $11.3 million decrease driven by repayment of a $330 million secured term loan in December 2025, a $1.8 million decrease attributed to declining variable rates on the Fannie Mae Secured Debt and a $3.0 million decrease due to the amortization of a gain on a swap terminated in December 2025. Amortization of the gain on the terminated swap is expected to continue through December 2026. The decreases in interest expense is partially offset by a $7.5 million increase in interest expense relating to the $150 million Term Loan entered into in December 2025 and a $5.8 million increase in interest expense due to less swap interest proceeds in 2026.

Interest and Other Income, Net
Interest and other income, net includes interest income earned on cash and cash equivalents invested in short-term money market funds and expenses not covered by insurance, net of recoveries. Interest and other income, net increased by $2.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in cash held in money market accounts as a result of our April 2026 Offering.

Gain on Extinguishment of Debt
The gain of $0.3 million recognized in the six months ended June 30, 2025 is in connection with the repayment of a loan prior to maturity in conjunction with the sale of a property. There was no debt extinguished during the six months ended June 30, 2026.

Gain on Non-Designated Derivatives
Gain on non-designated derivative instruments includes mark-to-market adjustments of non-designated interest rate caps designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt which have variable interest rates.
The gain of $0.1 million recognized in the six months ended June 30, 2026 reflects an increase in future expected proceeds on the derivative assets over the current period. The gain of $31 thousand recognized in the six months ended June 30, 2025 reflects an increase in the future expected proceeds on the derivative assets over the comparative period.

Income Tax (Expense) Benefit
Income taxes generally relate to our SHOP communities, which are leased to our TRSs. We recorded an income tax expense of approximately $0.1 million for the six months ended June 30, 2026. Income tax benefit for the six months ended June 30, 2025 was not material.
Because of our TRSs’ recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP communities, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through June 30, 2026. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Allocation for Preferred Stock Distributions
Allocation for preferred stock decreased by $0.8 million to $6.1 million for the six months ended June 30, 2026 from $6.8 million for the six months ended June 30, 2025 due to repurchases and our self-tender offer for preferred stock subsequent to the second quarter of 2025.

Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended June 30,		Change
	2026	2025	$	%
Cash, cash equivalents and restricted cash, beginning of period	$108,452	$74,095	$34,357	46.4%
Net cash provided by (used in) operating activities	30,620	(13,177)	43,797	nm
Net cash (used in) provided by investing activities	(108,794)	76,144	(184,938)	nm
Net cash provided by (used in) financing activities	272,098	(33,892)	305,990	nm
Cash, cash equivalents and restricted cash, end of period	$302,376	$103,170	$199,206	nm
__________
* nm - not meaningful

Cash Flows from Operating Activities
Net cash provided by operating activities increased by $43.8 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a $30.3 million repayment of a promissory note made in 2025 to the former external advisor, which did not recur in 2026, as well as growth in our SHOP segment.

Cash Flows from Investing Activities
Net cash flows used in investing activities increased by $184.9 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to $98.0 million disbursed for the acquisition of two SHOP communities during the six months ended June 30, 2026 and $88.8 million aggregate proceeds received from the sale of 15 OMFs and three SHOP communities during the six months ended June 30, 2025.

Cash Flows from Financing Activities
Cash flows provided by financing activities increased by $306.0 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the $495.5 million cash received, net of offering costs, from the Offering in April 2026, partially offset by the $186.0 million full repayment of the Revolving Facility (as defined below) and $26.7 million paid to repurchase our preferred stock in 2026.

Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of our Series A Preferred Stock, Series B Preferred Stock and common stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next 12 months.
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
We expect to fund our future short-term operating liquidity requirements, including acquisitions and distributions to holders of Series A Preferred Stock, Series B Preferred Stock and common stock, through a combination of current cash on hand, net cash provided by our operating activities and property dispositions, future takedowns under our Revolving Facility, issuance of equity securities and potential new financings utilizing certain of our unencumbered properties. In April 2026, we completed the Offering and used the net proceeds to fully repay the outstanding borrowings under our Revolving Facility, which in turn substantially increased our available liquidity.
As of June 30, 2026, we had $529.3 million of total liquidity, comprised of $283.6 million of undrawn and available capacity under the Revolving Facility (pursuant to the terms of the Credit Agreement) and $245.7 million of cash and cash equivalents. The Secured Term Loan 4 due 2033 requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.

Financings
As of June 30, 2026, our net debt leverage ratio (total debt net of cash and cash equivalents divided by total gross asset value) was approximately 26.8%. Net debt totaled $611.2 million, which represents gross debt ($856.9 million) less cash and cash equivalents ($245.7 million). Gross asset value totaled $2.3 billion, which represents total real estate investments, at cost ($2.3 billion) net of gross market lease intangible liabilities ($19.6 million). Cumulative impairment charges are reflected within gross asset value.
As of June 30, 2026, we had total gross borrowings of $856.9 million, at a weighted-average interest rate of 5.76% and a weighted-average remaining term of 3.6 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.69% as of June 30, 2026.

As of June 30, 2026, the carrying value of our real estate investments, at cost was $2.3 billion, with $684.3 million of this asset value pledged as collateral for mortgage notes payable, $597.6 million of this asset value pledged to secure advances under our Fannie Mae Secured Debt and $870.4 million of this asset value added to the borrowing base of our Credit Facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base of the Fannie Mae Secured Debt, which would impact availability thereunder.
Unencumbered real estate investments, at cost as of June 30, 2026 were $126.0 million. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.

Mortgage Notes Payable
As of June 30, 2026, we had $375.0 million in mortgage notes payable outstanding, all of which are fixed-rate with a weighted-average annual interest rate of 5.53% and a weighted-average remaining term of 6.8 years.

Fannie Mae Secured Debt
As of June 30, 2026, $331.9 million was outstanding under our Fannie Mae Secured Debt, which bore interest at a weighted-average annual rate of 6.22% and had a weighted-average remaining term of 0.3 years. Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate was 6.0% as of June 30, 2026. All of the real estate assets pledged to secure borrowings under the Fannie Mae Secured Debt were released upon the prepayment of the Fannie Mae Secured Debt on August 3, 2026.

Unsecured Credit Facilities
On December 11, 2025, we entered into (i) a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and (ii) a $150 million senior unsecured term loan facility (the “Term Loan” and, together with the Revolving Facility, the “Credit Facilities”) with Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto. As of June 30, 2026, we had zero and $150.0 million outstanding under our Revolving Facility and Term Loan, respectively. The borrowings under our Revolving Facility and Term Loan both bore interest at a weighted-average annual rate of 5.65% and had a weighted-average remaining term of 2.4 years as of June 30, 2026. Inclusive of our interest rate swaps that convert variable interest rates to fixed interest rates, the economic interest rate on our Term Loan was 5.36% as of June 30, 2026.
On April 25, 2026, we used a portion of the net proceeds from the Offering to repay in full the $186.0 million of then outstanding indebtedness under the Revolving Facility.
On August 3, 2026, we recast the Credit Facilities by entering into an amended and restated credit agreement (the “2026 Credit Agreement”), which provides for, among other things, (i) increasing total lender commitments from $550 million to $1.2 billion, with the Revolving Facility increasing from $400 million to $750 million, the Term Loan increasing from $150 million to $300 million and a new $150 million delayed draw term loan facility being added, (ii) extending the maturity of the Revolving Facility and the Term Loan (including the delayed draw term loan) to August 2030 and August 2029, respectively, and (iii) reducing the applicable pricing for interest rates based on our corporate leverage ratio. In connection with entering into the 2026 Credit Agreement, we also terminated the Fannie Mae Secured Debt and paid off the outstanding amount thereunder.

Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Secured Debt for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of June 30, 2026, we had six SOFR-based interest rate caps with an aggregate notional amount of $336 million which limit one-month SOFR to 3.50% and have varying maturities through November 2026. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable rate secured debt.
As SOFR has increased beyond 3.50%, we received cash payments of $0.6 million and $1.8 million during the six months ended June 30, 2026 and 2025, respectively.

Capital Expenditures
During the six months ended June 30, 2026, our aggregate capital expenditures were $10.6 million. We anticipate our annual rate of capital expenditures for the OMF and SHOP segments in 2026 to be relatively consistent with 2025, excluding capital expenditures related to newly acquired communities and redevelopments or savings resulting from the sale of properties.

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

Preferred Stock Tender Offer
In June 2026, we completed the tender offers for our Series A Preferred Stock and Series B Preferred Stock for $22.50 per share in cash. 556,454 shares of Series A Preferred Stock and 566,229 shares of Series B Preferred Stock were properly tendered for an aggregate purchase price of approximately $25.3 million, excluding fees and expenses relating to the tender offer. The tendered shares were retired, which reduced the authorized share counts. Upon completion of the tender offer, 3,289,061 shares of Series A Preferred Stock and 2,850,427 shares of Series B Preferred Stock remained outstanding as of June 30, 2026.

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
In mid-2020, we ceased regular cash dividends on our shares of common stock. We issued stock dividends to the shareholders from October 2020 until January 2024. The stock dividends were declared quarterly using a rate of $3.40 (as adjusted to reflect a reverse stock split effective as of September 30, 2024) per share per year. The number of shares issued with each dividend was based on the estimated per-share net asset value in effect on the applicable date.
On July 1, 2026, our Board of Directors declared a quarterly dividend of $0.075 per share on our common stock (including the Class A Common Stock). The dividend was paid in cash on July 30, 2026 to holders of record as of the close of business on July 15, 2026.
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
Our ability to pay distributions on our Series A Preferred Stock, Series B Preferred Stock, Series A Preferred Units, common OP units, LTIP units and common stock (including the Class A Common Stock) depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including but not limited to our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.
On August 5, 2026, we announced the full redemption of our Series A Preferred Stock and Series B Preferred Stock for $25.00 per share at par for approximately $153.5 million in total (excluding accrued dividends and transaction costs), with the redemption dates being September 4, 2026 and October 6, 2026, respectively. As of August 5, 2026, there were 3,289,061 shares of Series A Preferred Stock and 2,850,427 shares of Series B Preferred Stock issued and outstanding.

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
We also believe that Normalized FFO is a meaningful supplemental non-GAAP measure of our operating results. We calculate Normalized FFO by further adjusting FFO to reflect the performance of our portfolio for items we believe are not directly attributable to our operations. We believe that Normalized FFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. Our adjustments to FFO to arrive at Normalized FFO include removing the impacts of: (i) acquisition and transaction related costs; (ii) termination fees to related parties; (iii) severance and other related costs; (iv) mark-to-market gains and losses on non-designated derivatives and amortization related to terminated derivatives; (v) casualty-related charges, net relating to significantly disruptive events that are infrequent in nature; (vi) gains and losses on extinguishment of debt; (vii) similar adjustments for non-controlling interests; and (viii) certain other items set forth in the Normalized FFO reconciliation included therein. We believe that Normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance across periods on a consistent basis.
The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and Normalized FFO attributable to common stockholders for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(8,141)	$(24,189)	$(15,744)	$(29,208)
Depreciation and amortization related to real estate assets	16,402	17,127	32,808	39,408
Impairment charges	3,780	15,212	3,780	27,111
Loss (gain) on sale of real estate investments	—	(2,652)	2	(27,641)
Depreciation on real estate assets related to non-controlling interests	(89)	(146)	(161)	(202)
NAREIT FFO attributable to common stockholders	11,952	5,352	20,685	9,468
Acquisition and transaction related	130	497	183	548
Derivatives mark-to-market and terminations (1)	(1,236)	813	(2,625)	282
Casualty-related charges, net	7	7	149	122
Gain on extinguishment of debt	—	(257)	—	(257)
Normalizing items related to non-controlling interests	(7)	(13)	(11)	(32)
Other normalizing items	21	—	21	—
Normalized NFFO attributable to common stockholders	$10,867	$6,399	$18,402	$10,131
_______
(1)For the three and six months ended June 30, 2026 and the six months ended June 30, 2025, include gains reclassified from other comprehensive income to earnings (recorded as a reduction to interest expense) relating to a terminated swap and a partial unwind of a hedge, respectively.

Inflation
Leases with residents at our SHOP communities typically do not have rent escalations, however, we are able to renew leases at market rates as they mature due to their short-term nature. As inflation rates increase or persist at high levels, the cost of providing medical care at our SHOP communities, particularly labor costs, will increase. If we are unable to admit new residents or renew resident leases at market rates, while bearing these increased costs from providing services to our residents, our results of operations may be affected.
We may also be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of June 30, 2026, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.5%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2026 at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

All of the repurchases below were made pursuant to tender offers authorizing the repurchase up to $100 million of our preferred stock. We publicly announced such tender offers on May 18, 2026 (dollars in thousands, except per share information). See Note 7 — Shareholders’ Equity of our consolidated financial statements in this Quarterly Report on Form 10-Q for further information. Pursuant to the tender offers, we repurchased 556,454 shares of Series A Preferred Stock and 566,229 shares of Series B Preferred Stock that were properly tendered at $22.50 per share for an aggregate purchase price of approximately $25.3 million, excluding fees and expenses relating to the tender offers.
During the three months ended June 30, 2026, we did not exercise any share repurchases of our Series A Preferred Stock or Series B Preferred Stock pursuant to the preferred stock repurchase plan authorized on May 2, 2025.

7.375% Series A Cumulative Redeemable Perpetual Preferred Stock

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	—	$—
May 1, 2026 to May 31, 2026	—	—	—	—
June 1, 2026 to June 30, 2026	556,454	22.50	—	—
	556,454	$22.50	—	$—

7.125% Series B Cumulative Redeemable Perpetual Preferred Stock

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	—	$—
May 1, 2026 to May 31, 2026	—	—	—	—
June 1, 2026 to June 30, 2026	566,229	22.50	—	—
	566,229	$22.50	—	$—

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 *	Agreement for Purchase and Sale of Real Property, dated May 4, 2026
4.1	Amended and Restated Agreement of Limited Partnership of the OP, dated as of April 30, 2026 (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026 and incorporated by reference herein)
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: August 6, 2026