Form 10-Q
period 2026-09-30
National Healthcare Properties, Inc.
filed 2026-11-06
CIK 1561032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-39153
National Healthcare Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3888962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Madison Ave., 27th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (332) 258-8770

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	NHP	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2026, the registrant had 72,962,264 shares of common stock outstanding (including the 44,275,000 then-issued and outstanding shares of Class A common stock that converted into common stock on a one-for-one basis on October 18, 2026 as detailed in the registrant’s Form 8-K filed with the Securities and Exchange Commission on October 22, 2026).

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Real estate investments, at cost:
Land	$168,716	$174,535
Buildings, fixtures and improvements	1,893,128	1,785,952
Acquired intangible assets	235,245	246,544
Construction in progress	4,889	2,994
Total real estate investments, at cost	2,301,978	2,210,025
Less: accumulated depreciation and amortization	(627,462)	(691,200)
Total real estate investments, net	1,674,516	1,518,825
Cash and cash equivalents	125,069	57,620
Restricted cash	18,966	50,832
Derivative assets, at fair value	9,936	569
Straight-line rent receivable, net	18,048	21,486
Operating lease right-of-use assets	13,941	7,377
Prepaid expenses and other assets, net	25,798	23,019
Accounts receivable, net	9,702	9,252
Deferred costs, net	18,839	22,792
Total assets	$1,914,815	$1,711,772
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$249,581	$367,629
Fannie Mae secured debt	—	334,739
Revolving credit facility	305,000	186,000
Term loan, net	296,661	148,405
Market lease intangible liabilities, net	4,002	4,851
Derivative liabilities, at fair value	—	188
Accounts payable and accrued expenses	121,053	44,381
Operating lease liabilities	8,205	8,467
Deferred rent	7,898	9,247
Distributions payable	1,340	3,340
Total liabilities	993,740	1,107,247
Commitments and Contingencies
Equity
7.375% Series A cumulative redeemable perpetual preferred stock, $0.01 par value, — and 4,608 authorized as of September 30, 2026 and December 31, 2025, respectively; — and 3,846 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	38
7.125% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 2,900 and 3,467 authorized as of September 30, 2026 and December 31, 2025, respectively; 2,850 and 3,417 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	35
Common stock, $0.01 par value, 300,000 shares authorized, 28,638 and 28,427 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,132	1,132
Class A common stock, $0.01 par value, 100,000 and zero authorized as of September 30, 2026 and December 31, 2025, respectively; 44,275 and zero issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	443	—
Additional paid-in capital	2,849,755	2,531,315
Accumulated other comprehensive income	8,420	5,604
Distributions in excess of accumulated earnings	(1,941,567)	(1,938,060)
Total stockholders’ equity	918,183	600,064
Non-controlling interests	2,892	4,461
Total equity	921,075	604,525
Total liabilities and equity	$1,914,815	$1,711,772
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from tenants	$103,062	$86,026	$276,877	$257,801

Operating expenses:
Property operating and maintenance	69,576	53,845	176,613	165,880
Impairment charges	6,874	6,641	10,654	33,752
Acquisition and transaction related	875	91	1,058	639
General and administrative	7,806	5,671	19,877	15,642
Depreciation and amortization	24,417	18,029	59,966	60,274
Total expenses	109,548	84,277	268,168	276,187
Operating (loss) income before gain on sale of real estate investments	(6,486)	1,749	8,709	(18,386)
Gain on sale of real estate investments	38,298	626	38,296	28,267
Operating income	31,812	2,375	47,005	9,881
Other income (expense):
Interest expense	(12,159)	(15,060)	(39,553)	(45,425)
Interest and other income, net	981	294	3,497	512
(Loss) gain on extinguishment of debt	(427)	—	(427)	257
(Loss) gain on non-designated derivatives	(64)	(77)	78	(46)
Total other expenses, net	(11,669)	(14,843)	(36,405)	(44,702)
Income (loss) before income taxes	20,143	(12,468)	10,600	(34,821)
Income tax benefit (expense)	97	(66)	(27)	(60)
Net income (loss)	20,240	(12,534)	10,573	(34,881)
Net income attributable to non-controlling interests	(61)	(21)	(59)	(44)
Allocation for preferred stock	(2,401)	(3,326)	(8,480)	(10,162)
Net income (loss) attributable to common stockholders	17,778	(15,881)	2,034	(45,087)

Other comprehensive income (loss):
Unrealized income (loss) on designated derivatives	3,610	(1,881)	2,816	(9,080)
Comprehensive income (loss) attributable to common stockholders	$21,388	$(17,762)	$4,850	$(54,167)

Net income (loss) per share attributable to common stockholders
Basic	$0.24	$(0.56)	$0.04	$(1.59)
Diluted(1)	$0.24	$(0.56)	$0.04	$(1.59)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Three months ended September 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, June 30, 2026	3,289	$33	2,850	$29	28,352	$1,132	44,275	$443	$3,001,481	$4,810	$(1,953,804)	$1,054,124	$3,095	$1,057,219
Equity-based compensation	—	—	—	—	—	—	—	—	2,134	—	—	2,134	—	2,134
Common stock issuance, net of tax withholdings	—	—	—	—	48	—	—	—	(278)	—	—	(278)	—	(278)
Class A common stock issuance, net of offering costs	—	—	—	—	—	—	—	—	(94)	—	—	(94)	—	(94)
Distributions declared in cash on common stock, $0.075 per share	—	—	—	—	—	—	—	—	—	—	(5,541)	(5,541)	—	(5,541)
Distributions declared on Series A Preferred Stock, $0.32 per share	—	—	—	—	—	—	—	—	—	—	(1,061)	(1,061)	—	(1,061)
Distributions declared on Series B Preferred Stock, $0.47 per share	—	—	—	—	—	—	—	—	—	—	(1,340)	(1,340)	—	(1,340)
Repurchase of Series A Preferred Stock, net of transaction cost	(3,289)	(33)	—	—	—	—	—	—	(82,203)	—	—	(82,236)	—	(82,236)
Repurchase of Series B Preferred Stock, net of transaction costs	—	—	—	(29)	—	—	—	—	(71,242)	—	—	(71,271)	—	(71,271)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	1,000	1,000
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(1,289)	(1,289)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	(43)	—	—	(43)	43	—
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	—	—	3,610	—	3,610	—	3,610
Net income	—	—	—	—	—	—	—	—	—	—	20,179	20,179	61	20,240
Balance, September 30, 2026	—	$—	2,850	$—	28,400	$1,132	44,275	$443	$2,849,755	$8,420	$(1,941,567)	$918,183	$2,892	$921,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Three months ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, June 30, 2025	3,920	$40	3,564	$35	28,296	$1,132	—	$—	$2,532,585	$9,441	$(1,896,200)	$647,033	$5,449	$652,482
Equity-based compensation	—	—	—	—	—	—	—	—	1,333	—	—	1,333	—	1,333
Common stock issuance, net of tax withholdings	—	—	—	—	11	—	—	—	(612)	—	—	(612)	—	(612)
Distributions declared on Series A Preferred Stock, $0.46 per share	—	—	—	—	—	—	—	—	—	—	(1,775)	(1,775)	—	(1,775)
Distributions declared on Series B Preferred Stock, $0.45 per share	—	—	—	—	—	—	—	—	—	—	(1,551)	(1,551)	—	(1,551)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Repurchase of Series A Preferred Stock	(75)	(2)	—	—	—	—	—	—	(1,203)	—	—	(1,205)	—	(1,205)
Repurchase of Series B Preferred Stock	—	—	(98)	—	—	—	—	—	(1,563)	—	—	(1,563)	—	(1,563)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	(5)	—	—	(5)	5	—
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	—	—	(1,881)	—	(1,881)	—	(1,881)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,555)	(12,555)	21	(12,534)
Balance, September 30, 2025	3,845	$38	3,466	$35	28,307	$1,132	—	$—	$2,530,535	$7,560	$(1,912,081)	$627,219	$5,429	$632,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Nine months ended September 30, 2026
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2025	3,846	$38	3,417	$35	28,307	$1,132	$—	$—	$2,531,315	$5,604	$(1,938,060)	$600,064	$4,461	$604,525
Equity-based compensation	—	—	—	—	—	—	—	—	4,361	—	—	4,361	—	4,361
Common stock issuance, net of tax withholdings	—	—	—	—	93	—	—	—	(721)	—	—	(721)	—	(721)
Class A common stock issuance, net of offering costs	—	—	—	—	—	—	44,275	443	493,717	—	—	494,160	—	494,160
Distributions declared in cash on common stock, $0.075 per share	—	—	—	—	—	—	—	—	—	—	(5,541)	(5,541)	—	(5,541)
Issuance of Series A Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions declared on Series A Preferred Stock, $1.24 per share	—	—	—	—	—	—	—	—	—	—	(4,349)	(4,349)	—	(4,349)
Distributions declared on Series B Preferred Stock, $1.37 per share	—	—	—	—	—	—	—	—	—	—	(4,131)	(4,131)	—	(4,131)
Repurchase of Series A Preferred Stock	(3,846)	(38)	—	—	—	—	—	—	(94,891)	—	—	(94,929)	—	(94,929)
Repurchase of Series B Preferred Stock	—	—	(567)	(35)	—	—	—	—	(84,153)	—	—	(84,188)	—	(84,188)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	1,000	1,000
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(87)	(87)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	164	—	—	164	(2,578)	(2,414)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	(37)	—	—	(37)	37	—
Unrealized gain on designated derivatives	—	—	—	—	—	—	—	—	—	2,816	—	2,816	—	2,816
Net income	—	—	—	—	—	—	—	—	—	—	10,514	10,514	59	10,573
Balance, September 30, 2026	—	$—	2,850	$—	28,400	$1,132	44,275	$443	$2,849,755	$8,420	$(1,941,567)	$918,183	$2,892	$921,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	Nine months ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common stock		Class A Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Distributions in excess of accumulated earnings	Total stockholders’ equity	Non-controlling interests	Total equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance, December 31, 2024	3,977	$40	3,630	$36	28,296	$1,132	—	$—	$2,533,706	$16,640	$(1,866,994)	$684,560	$5,565	$690,125
Equity-based compensation	—	—	—	—	—	—	—	—	1,903	—	—	1,903	—	1,903
Common stock issuance, net of tax withholdings	—	—	—	—	11	—			(612)	—	—	(612)	—	(612)
Distributions declared on Series A Preferred Stock, $1.38 per share	—	—	—	—	—	—	—	—	—	—	(5,410)	(5,410)	—	(5,410)
Distributions declared on Series B Preferred Stock, $1.34 per share	—	—	—	—	—	—	—	—	—	—	(4,752)	(4,752)	—	(4,752)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	—	—	—	—	(139)	(139)
Repurchase of Series A Preferred Stock	(132)	(2)	—	—	—	—	—	—	(2,024)	—	—	(2,026)	—	(2,026)
Repurchase of Series B Preferred Stock	—	—	(164)	(1)	—	—	—	—	(2,479)	—	—	(2,480)	—	(2,480)
Rebalancing of ownership percentage	—	—	—	—	—	—	—	—	41	—	—	41	(41)	—
Unrealized loss on designated derivatives	—	—	—	—	—	—	—	—	—	(9,080)	—	(9,080)	—	(9,080)
Net loss	—	—	—	—	—	—	—	—	—	—	(34,925)	(34,925)	44	(34,881)
Balance, September 30, 2025	3,845	$38	3,466	$35	28,307	$1,132	—	$—	$2,530,535	$7,560	$(1,912,081)	$627,219	$5,429	$632,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$10,573	$(34,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,966	60,274
Amortization of deferred financing costs and mortgage discounts (premiums)	2,869	3,100
Accretion of terminated swap	(4,349)	—
(Accretion) amortization of market lease and other intangibles, net	(432)	2,022
Equity-based compensation amortization expense	4,361	1,903
Gain on sale of real estate investments	(38,296)	(28,267)
Cash received from non-designated derivative instruments	805	2,609
(Gain) loss on non-designated derivative instruments	(78)	46
Impairment charges	10,654	33,752
Loss (gain) on extinguishment of debt	427	(257)
Deferred tax valuation allowance	673	1,215
Changes in assets and liabilities:
Straight-line rent receivable, net	3,438	(2,412)
Prepaid expenses and other assets, net	(2,489)	(7,155)
Accounts receivable, net	(450)	5,050
Accounts payable, accrued expenses and other liabilities	3,496	(35,838)
Deferred leasing costs	(3,464)	(7,182)
Deferred rent	(1,349)	3,013
Net cash provided by (used in) operating activities	46,355	(3,008)
Cash flows from investing activities:
Acquisitions of real estate	(399,222)	(250)
Capital expenditures	(19,571)	(16,953)
Investments in non-designated interest rate caps and designated swaps, net	(3,010)	—
Proceeds from sales of real estate, net	232,356	90,340
Net cash (used in) provided by investing activities	(189,447)	73,137
Cash flows from financing activities:
Borrowings under revolving credit facility and term loan, net of repayments	269,000	—
Repayments of Fannie Mae secured debt	(334,992)	(26,034)
Repayments of mortgage notes payable	(118,307)	(645)
Payments of deferred financing costs	(6,470)	(205)
Taxes paid for net settlement of equity-based awards	(721)	—
Payment of offering costs	(4,044)	—
Common stock issuance, net	499,422	—
Dividends paid on common stock	(5,540)	—
Repurchase of Preferred Stock	(107,856)	(4,503)
Dividends paid on Series A Preferred Stock	(6,122)	(5,410)
Dividends paid on Series B Preferred Stock	(4,312)	(4,752)
Contributions from non-controlling interest holders	1,000	—
Distributions to non-controlling interest holders	(133)	(139)
Purchase of non-controlling interest	(2,250)	—
Net cash provided by (used in) financing activities	178,675	(41,688)
Net change in cash, cash equivalents and restricted cash	35,583	28,441
Cash, cash equivalents and restricted cash, beginning of period	108,452	74,095
Cash, cash equivalents and restricted cash, end of period	$144,035	$102,536

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$(32,907)	$(39,716)
Cash paid for taxes, net (1)	(343)	(495)

Non-cash investing and financing activities:
Preferred stock dividend declared	$(1,340)	$(3,329)
Mortgage notes payable repaid with proceeds from real estate sales	—	(82,540)
Net change in accrued capital expenditures for the period	85	4,143
Redeemable Preferred Shares	(71,261)	—
Assets and liabilities transferred on real estate acquisitions and dispositions
Real estate investments	1,151	—
Prepaid expenses and other assets, net	417	—
Accounts payable and accrued expenses	(1,568)	—
__________
(1)     For the nine months ended September 30, 2026, relates to cash paid for income taxes, net of refunds. For the nine months ended September 30, 2025, relates to cash paid for income and franchise taxes.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
As of September 30, 2026, the Company owned 161 properties (including one land parcel) located in 28 states, consisting of 60 senior housing communities, with 4,813 average available units, and 100 outpatient medical facilities, with approximately 2.8 million square feet of gross leasable area.
The Company operates two operating and reportable business segments: SHOP and OMF. In the SHOP segment, the Company invests in senior housing communities through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of September 30, 2026, the Company had four eligible independent contractors operating 60 senior housing communities. In the OMF segment, the Company owns, manages and leases single and multi-tenant OMFs where, in addition to base rent, tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors. As of September 30, 2026, the Company managed all OMFs directly, without the use of third party service providers.
On April 23, 2026, pursuant to a registration statement on Form S-11 (File No. 333-294895) filed with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, the Company completed its public offering (the “Offering”) and issued an aggregate of 44,275,000 shares of Class A common stock, $0.01 par value per share (“Class A common stock”), for aggregate gross offering proceeds of approximately $531.3 million. In connection with the Offering, the Class A common stock became listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “NHP” and began trading on April 22, 2026. On October 18, 2026, all outstanding shares of the Company’s Class A common stock automatically converted into shares of the Company’s existing common stock, $0.01 par value per share, on a one-for-one basis. On October 19, 2026, all shares of common stock became listed and freely tradeable on Nasdaq under the symbol “NHP.”

Note 2 — Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2026. Except for those required by new accounting pronouncements discussed below, there have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses include professional fees and other costs related to acquisitions, dispositions, operator or ownership transitions for SHOP communities and other investment or strategic transactions.

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

Reclassifications
Certain 2025 amounts have been reclassified from general and administrative to property operating and maintenance on the Company’s consolidated statements of operations and comprehensive loss to align with the current period presentation. This reclassification did not affect the total assets, total liabilities, stockholders’ equity, net loss or earnings per share in any of the periods reported. Certain 2025 amounts have been reclassified on the Company’s consolidated statements of cash flows to align with current period presentation.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 3 — Real Estate Investments, Net

Property Acquisitions
During the nine months ended September 30, 2026, the Company acquired 24 SHOP communities for an aggregate purchase price of $399.8 million under the RIDEA structure, three of which are managed by a new operating partner with the remaining communities managed by existing operating partners of the Company.

Concentration Risk
As of September 30, 2026 and 2025, the Company had one tenant (including for this purpose, all affiliates of such tenant) in the OMF segment whose annualized rental income on a straight-line basis represented 10% or greater of total annualized rental income for the segment on a straight-line basis.
Annualized rental income for the Company consists of: (i) for the OMF segment, annualized September 30, 2026 rental income on a straight-line basis for the leases in place as of September 30, 2026, which includes tenant concessions such as free rent, as applicable, and (ii) for the SHOP segment, annualized gross revenue for the quarter ended September 30, 2026.
The following table lists the states where the Company had concentrations of properties where annualized rental income on a straight-line basis represented 10% or more of total annualized rental income on a straight-line basis for all properties as of September 30, 2026 and 2025.

	As of September 30,
State	2026	2025
Florida	23.3%	22.3%
Iowa	10.8%	11.0%
Pennsylvania	10.5%	11.0%
Georgia	7.3%	11.3%

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization of in-place lease and other intangible assets (1)	$7,065	$2,137	$10,846	$6,820
Accretion of above- and below-market lease intangibles, net (2)	(175)	(196)	$(515)	$(393)
Amortization of above- and below-market ground leases, net (3)	18	32	$81	$2,442
________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within revenue from tenants.
(3)Reflected within property operating and maintenance expense.

Dispositions
During the nine months ended September 30, 2026, the Company disposed of one SHOP community and 30 OMFs for an aggregate contract sales price of $240.0 million, which resulted in an aggregate net gain on sale of $38.3 million.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
In May 2026, the Company entered into a definitive purchase and sale agreement with an unaffiliated third party to sell a portfolio of 86 OMFs for approximately $528.2 million (before transaction expenses, property operating prorations and other adjustments), including approximately $278.0 million of secured debt to be defeased or assumed by the purchaser. In September 2026, the Company completed the first tranche of the sale, comprising 30 properties, and in connection therewith repaid in full its Secured Term Loan 1 due 2028 and Secured Term Loan 3 due 2031, totaling $119.0 million. The closing of the remaining 56 OMFs is subject to the approval by the lenders of loan assumption and other customary closing conditions as specified in the purchase and sale agreement.
In September 2026, the Company announced a definitive purchase and sale agreement with an unaffiliated third party to sell a portfolio of 40 OMFs for approximately $531.4 million (before transaction expenses, property operating prorations and capital expenditure and other adjustments). In September 2026, the Company further entered into a definitive purchase and sale agreement to sell one SHOP community in Michigan for approximately $8.5 million. The closing of the dispositions is subject to customary closing conditions as specified in the purchase and sale agreements.

Assets Held-for-Sale
There were no properties classified as held-for-sale as of September 30, 2026 or December 31, 2025.

Impairment Charges
The following table presents impairment charges by segment recorded during the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
OMF	$2,804	$5,142	$2,804	$7,031
SHOP	4,070	1,499	7,850	26,721
Total impairment charges(1)	$6,874	$6,641	$10,654	$33,752
(1)During the nine months ended September 30, 2026, impairment is attributed to two held-for-use SHOP communities and four held-for-use OMFs, which were impaired to their sales prices as evidenced by their purchase and sale agreements or non-binding letter of intent. Amounts presented for the nine months ended September 30, 2025 are primarily related to five SHOP communities, one of which was held-for-sale as of September 30, 2025, and four OMFs. These properties were impaired to their contractual sales price as determined by their purchase and sale agreements and were subsequently sold during 2025.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed income from operating leases	$17,940	$23,123	$64,267	$71,249
Variable income from operating leases	4,401	5,899	15,910	17,659

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
During the three and nine months ended September 30, 2026, the Company recorded reductions in revenue of $66 thousand and $1.1 million, respectively, related to uncollectible accounts. During the three and nine months ended September 30, 2025, the Company recorded reductions in revenue of $29 thousand and $0.7 million, respectively, related to uncollectable accounts.

Note 5 — Mortgage Notes Payable and Other Debt

The following table reflects the Company’s mortgage notes payable and other debt as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Outstanding balance as of		Effective interest rate as of
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Interest rate	Maturity
Secured Term Loan 1 due 2028	$—	$85,771	—%	4.60%	Fixed	May 2028
Secured Term Loan 3 due 2031	—	33,066	—%	2.93%	Fixed	Dec 2031
Secured Term Loan 4 due 2033	219,500	219,500	6.54%	6.54%	Fixed	Jun 2033
Single Property Mortgage 1 due 2047	6,147	6,289	4.04%	4.04%	Fixed	May 2047
Single Property Mortgage 2 due 2049	14,088	14,412	2.99%	2.99%	Fixed	May 2049
Single Property Mortgage 3 due 2049	8,742	8,942	2.99%	2.99%	Fixed	May 2049
Multi Property Mortgage 1 due 2034	7,500	7,500	6.94%	6.94%	Fixed	Mar 2034
Gross mortgage notes payable (1)	255,977	375,480	6.18%	5.52%
Deferred financing costs, net	(5,361)	(6,753)
Mortgage premiums and discounts, net	(1,035)	(1,098)
Mortgage notes payable, net	$249,581	$367,629

Fannie Mae Secured Debt 1 due 2026	$—	$199,866	—%	6.63%	Variable	Nov 2026
Fannie Mae Secured Debt 2 due 2026	—	134,873	—%	6.68%	Variable	Nov 2026
Total Fannie Mae Secured Debt (1)(2)	$—	$334,739	—%	6.65%

Term Loan due 2029 (3)	$300,000	$150,000	4.73%	5.51%	Variable	Aug 2029
Deferred financing costs, net	(3,339)	(1,595)
Unsecured term loan, net	$296,661	$148,405

Unsecured revolving credit facility	$305,000	$186,000	4.91%	5.94%	Variable	Aug 2030
_____________
(1)For total gross mortgage notes payable as of September 30, 2026 and December 31, 2025, and total Fannie Mae Secured Debt as of December 31, 2025, effective interest rate is calculated on a weighted average basis.
(2)The Fannie Mae Secured Debt had interest rate caps that limit one-month SOFR (as defined below) at 3.50%. These caps are set to expire in November 2026.
(3)The Term Loan due 2029 has interest rate swaps that convert variable interest rates to fixed interest rates.

Mortgage Notes Payable
As of September 30, 2026, the Company had pledged $458.9 million in total real estate investments, at cost, as collateral for its $256.0 million of gross mortgage notes payable. The collateralized real estate investments are not available to satisfy other debts and obligations unless first satisfying the mortgage notes payable secured by these properties. The Company makes payments of principal and interest, or interest only, depending upon the specific requirements of each mortgage note, on a monthly basis.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Some of the Company’s mortgage note agreements require compliance with certain property-level financial covenants, including debt service coverage ratios. Notably, the Secured Term Loan 4 due 2033 loan agreement requires the OP to comply with certain covenants, including, maintaining combined cash and cash equivalents totaling at least $12.5 million at all times.
In connection with the disposition of 30 OMFs in September 2026, the Company repaid in full its Secured Term Loan 1 due 2028 and Secured Term Loan 3 due 2031. See Note 3 — Real Estate Investments, Net.

Fannie Mae Secured Debt
On October 31, 2016, the Company, through wholly-owned subsidiaries of the OP, entered into a master secured debt agreement with KeyBank (the “KeyBank Secured Debt”) and a master secured debt agreement with Capital One Multifamily Finance LLC, an affiliate of Capital One (the “Capital One Secured Debt” and, together with the KeyBank Secured Debt, “Fannie Mae Secured Debt”). Advances made under these agreements were assigned by Capital One and KeyBank to Fannie Mae at closing for inclusion in Fannie Mae’s Multifamily MBS program. Borrowings under the Fannie Mae Secured Debt bore monthly interest equal to the sum of the current SOFR for one-month denominated deposits and a spread of 2.41% and 2.46% for the Capital One Secured Debt and the KeyBank Secured Debt, respectively. The Fannie Mae Secured Debt was scheduled to mature on November 1, 2026. The Company fully prepaid the Fannie Mae Secured Debt on August 3, 2026 in connection with entry into the 2026 Credit Agreement as described in the following section.

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
The Credit Facilities had a maturity date of December 11, 2028. The interest rates applicable to loans under the Credit Facilities were, at the OP’s option, equal to either a base rate plus a margin ranging from 0.55% to 1.10% per annum or Daily Simple SOFR or Term SOFR plus a margin ranging from 1.55% to 2.10% per annum, in each case based on the Company’s consolidated leverage ratio. The Credit Facilities were guaranteed, jointly and severally, by the Company and certain indirect subsidiaries of the Company. As of September 30, 2026, the Company had $1.8 billion in total real estate investments, at cost as the borrowing base under the Credit Facilities.
On April 25, 2026, the Company used a portion of the net proceeds from the Offering to repay in full the $186.0 million of then outstanding indebtedness under its Revolving Facility.
On August 3, 2026, the Company recast the Credit Facilities by entering into an amended and restated credit agreement (the “2026 Credit Agreement”), which provides for, among other things, (i) increasing total lender commitments from $550 million to $1.2 billion, with the Revolving Facility increasing from $400 million to $750 million, the Term Loan increasing from $150 million to $300 million and a new $150 million delayed draw term loan facility being added, (ii) extending the maturity of the Revolving Facility and the Term Loan (including the delayed draw term loan) to August 2030 and August 2029, respectively, each with extension options that, if fully exercised, would extend the final maturity to August 2031, and (iii) reducing the applicable pricing for interest rates based on the Company's corporate leverage ratio. In connection with entering into the 2026 Credit Agreement, the Company also terminated the Fannie Mae Secured Debt, paying off the outstanding amount thereunder, and entered into interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate exposure on the Term Loan through its initial maturity date.
The Company’s prepayment of the Secured Term Loan 1 due 2028, Secured Term Loan 3 due 2031 and Fannie Mae Secured Debt as well as the 2026 Credit Agreement resulted in a net loss on extinguishment of debt of $0.4 million recognized in the Company’s consolidated statements of operations and comprehensive income during the three and nine months ended September 30, 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Debt Maturities
As of September 30, 2026, the Company’s indebtedness had the following maturities (dollars in thousands):

	Mortgage Notes Payable	Term Loan (1)	Revolving Facility	Total
2026	$226	$—	$—	$226
2027	922	—	—	922
2028	951	—	—	951
2029	982	300,000	—	300,982
2030	1,013	—	305,000	306,013
Thereafter	251,883	—	—	251,883
Total	$255,977	$300,000	$305,000	$860,977
__________
(1)Does not include the $150 million delayed draw term loan facility that the Company has not yet drawn down.

The Company’s existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of its operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of its common stock. See Note 7 — Stockholders’ Equity. The Company closely monitors its current and anticipated liquidity position relative to its current and anticipated demands for cash and believes that it has sufficient current liquidity to meet its financial obligations for at least the next 12 months. The Company expects to fund its future short-term operating liquidity requirements, including acquisitions and distributions to holders of its common stock, through a combination of current cash on hand, net cash provided by its operating activities and property dispositions, future draws under the Revolving Facility, issuance of equity securities and potential new financings utilizing certain of its unencumbered properties.

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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that during the 12 month period from October 1, 2026 through September 30, 2027, $3.5 million of unrealized gain will be reclassified from accumulated other comprehensive income into earnings as a decrease to interest expense.
The following table summarizes the Company’s interest rate swaps, designated as cash flow hedges for interest rate risk (dollars in thousands):

	Number of instruments	Notional amount	Index	Pay rate	Effective date	Maturity date	Fair value
As of September 30, 2026
Interest rate “pay-fixed” swap (1)	10	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$4,089
Interest rate “pay-fixed” swap (1)(3)	12	$150,000	USD-SOFR with -5 Day Lookback	3.50%	8/3/2026	8/3/2029	$4,658
Interest rate “pay-fixed” swap (1)(3)	9	$150,000	USD-SOFR with -5 Day Lookback	3.50%	12/11/2028	8/3/2029	$1,085
As of December 31, 2025
Interest rate “pay-fixed” swaps (2)	10	$150,000	USD-SOFR with -5 Day Lookback	3.34%	12/11/2025	12/11/2028	$(188)
__________
(1)Recorded at fair value in “Derivative assets, at fair value” on the consolidated balance sheets.
(2)Recorded at fair value in “Derivative liabilities, at fair value” on the consolidated balance sheets.
(3)In connection with the 2026 Credit Agreement, the Company entered into 21 new interest rate swap agreements. See Note 5 — Mortgage Notes Payable and Other Debt.

The table below details the location in the financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the periods presented (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives	$5,151	$427	$7,556	$(714)
Gain reclassified from accumulated other comprehensive income into income as interest expense	$1,541	$2,308	$4,740	$8,366
Total interest expense presented in the consolidated statements of operations and comprehensive loss	$(12,159)	$(15,060)	$(39,553)	$(45,425)

Non-Designated Derivatives
The Company had the following interest rate derivatives that were not designated as hedges in qualifying hedging relationships as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026			December 31, 2025
	Number of instruments	Notional amount	Fair value	Number of instruments	Notional amount	Fair value
Interest rate caps (1)	6	$336,004	$104	6	$337,999	$569
__________
(1)Recorded at fair value in “Derivative assets, at fair value” on the consolidated balance sheets. Fair and notional values may include contracts acquired but not yet effective as of the dates presented. All of the Company’s interest rate cap agreements limit one-month Secured Overnight Financing Rate (“SOFR”) to 3.50% with terms through November 2026. The actual one-month SOFR rates during the nine months ended September 30, 2026 exceeded the strike price rate of 3.50% and the Company received payments under these agreements. While the Company does not apply hedge accounting for these interest rate caps, they were economically hedging the Fannie Mae Secured Debt. Changes in the fair market value of these non-

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
designated derivatives, as well as any cash received, are presented within (Loss) gain on non-designated derivatives in the Company’s consolidated statements of operations and comprehensive loss.

Credit-risk-related Contingent Features
The Company has agreements in place with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 7 — Stockholders’ Equity

Common Stock and Class A Common Stock
As of September 30, 2026 and December 31, 2025, the Company had 28.6 million and 28.4 million shares of common stock issued and outstanding, respectively.
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
On October 18, 2026, all outstanding shares of the Company’s Class A common stock automatically converted into shares of the Company’s existing common stock, $0.01 par value per share, on a one-for-one basis. On October 19, 2026, all shares of common stock became listed and freely tradeable on Nasdaq under the symbol “NHP.”
The common stock had the same preferences, rights, voting powers (one vote per share), restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption or otherwise, as the Class A common stock. Following the conversion of the Class A common stock, all provisions of the Company’s charter documents, as amended or supplemented, applicable to the shares of common stock apply to the shares of the common stock converted from the Class A common stock.

Preferred Stock
The Company is authorized to issue up to 50.0 million shares of preferred stock which had previously been authorized and classified as 7.375% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series A Shares”) and 7.125% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the “Series B Shares”), respectively.
In June 2026, the Company completed a tender offer for its Series A Shares and Series B Shares for $22.50 per share in cash. 556,454 Series A Shares and 566,229 Series B Shares were properly tendered for an aggregate purchase price of approximately $25.3 million, excluding fees and expenses relating to the tender offer. The tendered shares were retired, reducing the authorized share counts.
In August 2026, the Company announced the redemption of all remaining outstanding Series A Shares and Series B Shares at a redemption price equal to $25.00 per share for approximately $82.2 million and $71.3 million, respectively (excluding accrued dividends and transaction costs). The redemption of the Series A Shares was settled on September 4, 2026 and the redemption of the Series B Shares was settled on October 6, 2026.
No Series A Shares and 2.85 million Series B Shares remained outstanding as of September 30, 2026. Given the Company’s commitment announced in August 2026 to redeem the Series B Shares at par, the redemption value of $71.3 million was reclassified from “Total stockholder’s equity” to “Accounts payable and accrued expenses” within “Total liabilities” on the Company’s consolidated balance sheets as of September 30, 2026.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 8 — Accumulated Other Comprehensive Income

The following table illustrates the changes in accumulated other comprehensive income as of and for the period presented (dollars in thousand):

Unrealized Gain on Designated Derivative
Balance, December 31, 2025	$5,604
Net gain recognized in accumulated other comprehensive income on interest rate derivatives	7,556
Gain reclassified from accumulated other comprehensive income	(4,740)
Balance, September 30, 2026	$8,420

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
The following table presents information about the Company’s financial instruments measured at fair value as of September 30, 2026 and December 31, 2025, aggregated by the level in the fair value hierarchy within which those instruments fall (dollars in thousands).

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2026
Derivative assets, at fair value (non-designated)	$—	$104	$—	$104
Derivative assets, at fair value (designated)	—	9,832	—	9,832
Total	$—	$9,936	$—	$9,936

December 31, 2025
Derivative assets, at fair value (non-designated)	$—	$569	$—	$569
Derivative liabilities, at fair value (designated)	—	(188)	—	(188)
Total	$—	$381	$—	$381
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There has been no transfer into or out of Level 3 financial instruments during the periods presented.

Real Estate Investments Measured at Fair Value on a Non-Recurring Basis
Real Estate Investments - Held-for-Use
The Company may impair real estate investments held-for-use, resulting in a fair value measurement arrived at using either Level 2 or Level 3 inputs. During the nine months ended September 30, 2026, two held-for-use SHOP communities and four OMFs were impaired to their sales prices as evidenced by applicable purchase and sale agreement or non-binding letter of intent.
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
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are as follows (dollars in thousands):

		September 30, 2026		December 31, 2025
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Gross mortgage notes payable and mortgage premium and discounts	3	$254,942	$237,051	$374,382	$362,947
Fannie Mae Secured Debt	3	—	—	334,739	335,158
Unsecured Term Loan	3	300,000	295,624	150,000	148,496
Unsecured Revolving Credit Facility	3	305,000	295,901	186,000	184,135
Total debt		$859,942	$828,576	$1,045,121	$1,030,736
The fair value of the Company’s indebtedness above is estimated using a discounted cash flow analysis, based on the Company’s experience with similar types of borrowing arrangements, excluding the value of associated derivatives.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

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
The listing equity awards are time-based awards that vest on a graded schedule over a period of four years. The fair value of time-based restricted shares is based on the closing market price per share of the Company’s common stock on the date of grant. The fair value of LTIP units as part of the listing equity awards was based on the closing market price per share of the Company’s common stock on the date of the grant and further adjusted by applying an additional discount as the LTIP units were not initially economically equivalent to restricted shares of common stock.
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
The total grant date fair value of time-based restricted shares, time-based LTIP units and performance-based RSUs granted during the three and nine months ended September 30, 2026 was $16.3 million.
Total equity-based compensation expense was $2.1 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, which was recognized in general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. As of September 30, 2026, there was $16.7 million of future expenses related to unvested equity-based compensation arrangements granted under the Equity Incentive Plan, which is expected to be recognized over a weighted average period of 3.0 years.
Equity-based compensation under the Equity Incentive Plan was first granted to the executive officers and certain other employees in May 2025. Total equity-based compensation expense was $1.3 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

Note 11 — Non-controlling Interests

Non-controlling interests on the Company’s consolidated balance sheets is comprised of the following (dollars in thousands):

	Balance as of
	September 30, 2026	December 31, 2025
Series A Preferred Units held by third parties	$—	$2,578
Common OP Units held by third parties	1,917	1,883
Total non-controlling interests in the OP	$1,917	$4,461
Non-controlling interests in property owning subsidiaries	975	—
Total non-controlling interests	$2,892	$4,461

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Net income attributable to non-controlling interests on the Company’s consolidated statements of operations and comprehensive income (loss) are comprised of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income attributable to Series A Preferred Units held by third parties	$—	$(46)	$(69)	$(138)
(Income) loss attributable to Common OP Units held by third parties	(61)	22	10	120
Net income attributable to non-controlling interests in the OP	(61)	(24)	(59)	(18)
Income attributable to non-controlling interests in property-owning subsidiaries	—	3	—	(26)
Net income attributable to non-controlling interests	$(61)	$(21)	$(59)	$(44)

Non-controlling Interests in the OP
Series A Preferred Units
A holder of Series A Preferred Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s Series A Shares.
During the three and nine months ended September 30, 2026, Series A Preferred Unit holders were paid $23 thousand and $116 thousand in cash distributions, respectively. During the three and nine months ended September 30, 2025, Series A Preferred Unit holders were paid $46 thousand and $139 thousand in cash distributions, respectively.
In June 2026, the Company repurchased 50,000 of the 100,000 then outstanding Series A Preferred Units at $22.50 per unit.
In September 2026, the Company repurchased the remaining 50,000 outstanding Series A Preferred Units at $25.00 per unit. As of September 30, 2026, there were no Series A Preferred Units outstanding.

Common OP Units, Class B Units and LTIP Units
As of September 30, 2026, the Company had 234,026 partnership units outstanding in the OP designated as “Common OP Units” and 951,199 LTIP units outstanding. A holder of Common OP Units has the right to receive cash distributions equivalent to the cash distributions, if any, on the Company’s common stock. After holding the Common OP Units for a period of one year, a holder of Common OP Units has the right to redeem Common OP Units for, at the option of the OP, the corresponding number of shares of the Company’s common stock. Vested LTIP units can be converted to Common OP Units on a one-for-one basis once an equity transaction has occurred that results in the accretion of the member’s capital account to the economic equivalent of a Common Unit. All LTIP units, whether vested or not, receive the same per unit cash distributions as Common OP Units.
Prior to the Offering, the Company had 405,998 Common OP Units and 359,250 Class B Units outstanding. In connection with the Offering, the Class B Units were converted into Common OP Units pursuant to the Class B Units’ terms and the number of Common OP Units was then consolidated into 234,026 Common OP Units to give effect to adjustments for the impact of the stock dividends from October 2020 to January 2024 and the September 2024 one-for-four common stock reverse split, so the Common OP Units are redeemable for the Company’s common stock on a one-for-one basis.
During the three and nine months ended September 30, 2026, $18 thousand in cash distributions were paid to Common OP Unit non-controlling interest holders. No distributions were paid in 2025.

Non-controlling Interests in Property Owning Subsidiaries
In July 2026, the Company, through a joint venture with Discovery Senior Living, acquired 13 SHOP communities for an aggregate purchase price of $64.0 million. Discovery Senior Living initially contributed $1.0 million towards the purchase price for its 1.5% common equity interest in the venture. The Company owns approximately 98.5% of the joint venture and, as part of this transaction, the Company holds a right of first refusal and purchase option on an additional 13 SHOP communities managed by Discovery Senior Living.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 12 — Net Income (Loss) Per Share

The following is a summary of the net income (loss) per basic and diluted share computation for the periods presented (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$17,778	$(15,881)	$2,034	$(45,087)
Denominator:
Denominator for basic net income (loss) attributable to common stockholders per share — weighted-average shares	72,645	28,297	54,347	28,297
Effect of dilutive securities:
Unvested restricted shares, LTIP units and RSUs (1)	355	18	173	5
Common OP Units (2)(3)	234	234	234	234
Denominator for diluted net income attributable to common stockholders per share — weighted-average shares	73,234	28,549	54,754	28,536
Net income (loss) attributable to common stockholders per share:
Basic	$0.24	$(0.56)	$0.04	$(1.59)
Diluted (4)	$0.24	$(0.56)	$0.04	$(1.59)
________
(1)Weighted average number of unvested restricted shares, LTIP units and RSUs outstanding for the periods presented. There were 1,323,470 and 200,422 unvested restricted shares, LTIP units and RSUs outstanding as of September 30, 2026 and 2025, respectively.
(2)Weighted average number of Common OP Units outstanding for the periods presented, at the current redemption rate. There were 234,026 Common OP Units outstanding as of both September 30, 2026 and 2025.
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

Diluted net loss per share assumes the conversion of all common stock equivalents into an equivalent number of shares of common stock, unless the effect is antidilutive. The Company considers unvested restricted shares, LTIP units, RSUs and Common OP units to be common stock equivalents.

Note 13 — Segment Reporting

As of September 30, 2026, the Company had two operating and reportable business segments: SHOP and OMF.
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
September 30, 2026
(Unaudited)
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

Reconciliation to Consolidated Financial Information
Summary information by reportable business segment is presented below (dollars in thousands):

	Three months ended September 30, 2026
	SHOP	OMF	Total
Revenue from tenants	$80,721	$22,341	$103,062
Less:
Compensation related expenses (1)	37,290	—	37,290
Other segment expenses (2)	25,381	6,905	32,286
Property operating and maintenance	62,671	6,905	69,576
NOI	$18,050	$15,436	33,486
Impairment charges			(6,874)
Acquisition and transaction related			(875)
General and administrative			(7,806)
Depreciation and amortization			(24,417)
Gain on sale of real estate investments			38,298
Interest expense			(12,159)
Interest and other income, net			981
Loss on extinguishment of debt			(427)
Loss on non-designated derivatives			(64)
Income before income taxes			20,143
Income tax benefit			97
Net income			20,240
Net income attributable to non-controlling interests			(61)
Allocation for preferred stock			(2,401)
Net income attributable to common stockholders			$17,778
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Three months ended September 30, 2025
	SHOP	OMF	Total
Revenue from tenants	$57,004	$29,022	$86,026
Less:
Compensation related expenses (1)	27,022	—	27,022
Other segment expenses (2)	18,432	8,391	26,823
Property operating and maintenance	45,454	8,391	53,845
NOI	$11,550	$20,631	32,181
Impairment charges			(6,641)
Acquisition and transaction related			(91)
General and administrative			(5,671)
Depreciation and amortization			(18,029)
Gain on sale of real estate investments			626
Interest expense			(15,060)
Interest and other income, net			294
Loss on non-designated derivatives			(77)
Loss before income taxes			(12,468)
Income tax expense			(66)
Net loss			(12,534)
Net income attributable to non-controlling interests			(21)
Allocation for preferred stock			(3,326)
Net loss attributable to common stockholders			$(15,881)
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Nine months ended September 30, 2026
	SHOP	OMF	Total
Revenue from tenants	$196,700	$80,177	$276,877
Less:
Compensation related expenses (1)	90,583	—	90,583
Other segment expenses (2)	62,291	23,739	86,030
Property operating and maintenance	152,874	23,739	176,613
NOI	$43,826	$56,438	100,264
Impairment charges			(10,654)
Acquisition and transaction related			(1,058)
General and administrative			(19,877)
Depreciation and amortization			(59,966)
Gain on sale of real estate investments			38,296
Interest expense			(39,553)
Interest and other income, net			3,497
Loss on extinguishment of debt			(427)
Gain on non-designated derivatives			78
Income before income taxes			10,600
Income tax expense			(27)
Net income			10,573
Net income attributable to non-controlling interests			(59)
Allocation for preferred stock			(8,480)
Net income attributable to common stockholders			$2,034
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

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Nine months ended September 30, 2025
	SHOP	OMF	Total
Revenue from tenants	$168,893	$88,908	$257,801
Less:
Compensation related expenses (1)	80,871	—	80,871
Other segment expenses (2)	56,790	28,219	85,009
Property operating and maintenance	137,661	28,219	165,880
NOI	$31,232	$60,689	91,921
Impairment charges			(33,752)
Acquisition and transaction related			(639)
General and administrative			(15,642)
Depreciation and amortization			(60,274)
Gain on sale of real estate investments			28,267
Interest expense			(45,425)
Interest and other income, net			512
Gain on extinguishment of debt			257
Loss on non-designated derivatives			(46)
Loss before income taxes			(34,821)
Income tax expense			(60)
Net loss			(34,881)
Net income attributable to non-controlling interests			(44)
Allocation for preferred stock			(10,162)
Net loss attributable to common stockholders			$(45,087)
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

Note 14 — Commitments and Contingencies

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2026, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

NATIONAL HEALTHCARE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for those listed below and in addition to the subsequent events discussed elsewhere:
On October 1, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share of its common stock (including its Class A common stock). The dividend was paid in cash on October 16, 2026 to holders of record as of the close of business on October 12, 2026.
In October 2026, the Company acquired one SHOP community in Arkansas for $25.5 million to be managed by an existing operating partner.
As of the date of this filing, the Company had nine SHOP communities under definitive purchase agreements for approximately $240.2 million; however, the Company can provide no assurances that these acquisitions will be consummated on the terms and timing the Company expects, or at all.

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, which could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include the risks associated with changes in economic cycles generally and in the real estate and healthcare markets specifically; the success of our growth strategy, including our ability to successfully identify, complete and integrate new acquisitions; our ability to complete acquisitions or dispositions on the terms and timing we expect, or at all; changes to inflation and interest rates; competition in the real estate and healthcare markets; our ability to retain certain key personnel; legislative and regulatory changes in the healthcare and real estate industries; reductions or changes in reimbursement from third-party payors, including Medicare and Medicaid; discovery of previously undetected environmentally hazardous conditions; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; system failures, cyber incidents or deficiencies in our cybersecurity systems; the availability of capital on favorable terms, or at all; and our ability to remain qualified as a REIT and our OP’s ability to remain qualified as a partnership or a disregarded entity for U.S. federal income tax purposes. Some of the additional risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II — Other Information, Item IA — Risk Factors of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission.

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
As of September 30, 2026, we owned 161 properties (including one land parcel) located in 28 states, consisting of 60 senior housing communities, with 4,813 average available units, and 100 outpatient medical facilities, with approximately 2.8 million square feet of gross leasable area.
We operate two operating and reportable business segments: SHOP and OMF. In the SHOP segment, we invest in senior housing communities through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structure. Under RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” As of September 30, 2026, we had four eligible independent contractors operating 60 senior housing communities. In the OMF segment, we own, manage and lease single and multi-tenant OMFs where, in addition to base rent, tenants are required to pay their pro rata share of property operating expenses and certain capital expenditures, which may be subject to expense exclusions and floors. As of September 30, 2026, we managed all OMFs directly, without the use of third party service providers.
On April 23, 2026, pursuant to a registration statement on Form S-11 (File No. 333-294895) filed with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, we completed our public offering (the “Offering”) and issued an aggregate of 44,275,000 shares of Class A common stock, $0.01 par value per share (“Class A common stock”) for aggregate gross offering proceeds of approximately $531.3 million. In connection with the Offering, our Class A common stock became listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “NHP” and began trading on April 22, 2026. On October 18, 2026, all outstanding shares of our Class A common stock automatically converted into shares of our existing common stock, $0.01 par value per share, on a one-for-one basis. On October 19, 2026, all shares of common stock became listed and freely tradeable on Nasdaq under the symbol “NHP.”

Properties
The following table presents certain additional information about the properties we owned as of September 30, 2026 (dollars in thousands):

	Number of properties	Gross leasable area (sq. ft.)	Available units (1)	Percentage leased or occupied (1)	WALTR (2) (in years)	Gross asset value (3)
SHOP segment (4)	60	—	4,813	84.8%	N/A	$1,351,652
OMF segment	100	2,801,562	—	95.8%	5.6	932,171
Total Portfolio	160	2,801,562	4,813			$2,283,823
________
(1)Available units and percentage occupied for the SHOP segment represent the average for the three months ended September 30, 2026. Percentage leased for the OMF segment is presented as of the end of the period shown. For the SHOP segment, weighted by unit count. For the OMF segment, weighted by gross leasable area.
(2)WALTR means the average lease term remaining, weighted based on occupied square feet as of September 30, 2026.
(3)Gross asset value represents total real estate investments, at cost ($2.3 billion total as of September 30, 2026) net of gross market lease intangible liabilities ($17.5 million total as of September 30, 2026). Cumulative impairment charges are reflected within gross asset value.
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

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table shows our results of operations for the three months ended September 30, 2026 and 2025 and the period to period change by line item of the consolidated statements of operations (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$103,062	$86,026	$17,036	19.8%

Operating expenses:
Property operating and maintenance	69,576	53,845	15,731	29.2
Impairment charges	6,874	6,641	233	3.5
Acquisition and transaction related	875	91	784	nm
General and administrative	7,806	5,671	2,135	37.6
Depreciation and amortization	24,417	18,029	6,388	35.4
Total expenses	109,548	84,277	25,271	30.0
Operating (loss) income before gain on sale of real estate investments	(6,486)	1,749	(8,235)	nm
Gain on sale of real estate investments	38,298	626	37,672	nm
Operating income	31,812	2,375	29,437	nm
Other income (expense):
Interest expense	(12,159)	(15,060)	(2,901)	(19.3)
Interest and other income, net	981	294	687	nm
Loss on extinguishment of debt	(427)	—	(427)	—
Loss on non-designated derivatives	(64)	(77)	13	(16.9)
Total other expenses, net	(11,669)	(14,843)	(3,174)	(21.4)
Income (loss) before income taxes	20,143	(12,468)	(32,611)	nm
Income tax expense	97	(66)	163	nm
Net income (loss)	20,240	(12,534)	32,774	nm
Net income attributable to non-controlling interests	(61)	(21)	(40)	(190.5)
Allocation for preferred stock	(2,401)	(3,326)	925	(27.8)
Net income (loss) attributable to common stockholders	$17,778	$(15,881)	$33,659	nm
__________
* nm - not meaningful

Segment Results — Senior Housing Operating Portfolio
The following table presents the results of operations and the period-to-period change within our SHOP segment for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$80,721	$57,004	$23,717	41.6%
Less: Property operating and maintenance	62,671	45,454	17,217	37.9
NOI	$18,050	$11,550	$6,500	56.3%

	Number of Properties at September 30,		Average monthly revenue per occupied room for the three months ended September 30,		Average occupancy for the three months ended September 30,
	2026	2025	2026	2025	2026	2025
Total communities (1)	60	40	$6,483	$6,125	86.2%	83.2%
(1)Excludes one land parcel as of and for both the three months ended September 30, 2026 and 2025.

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
The increase in SHOP NOI for the three months ended September 30, 2026 over the same period in 2025 was primarily due to higher average occupancy and revenue per occupied room as well as increased net operating income attributed to the acquisition of 24 SHOP communities subsequent to the comparable 2025 period.

Segment Results — Outpatient Medical Facilities
The following table presents the results of operations and the period-to-period change within our OMF segment for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$22,341	$29,022	$(6,681)	(23.0)%
Less: Property operating and maintenance	6,905	8,391	(1,486)	(17.7)
NOI	$15,436	$20,631	$(5,195)	(25.2)%

	Number of properties at September 30,		Occupancy at September 30,
	2026	2025	2026	2025
Total outpatient medical facilities	100	133	95.8%	90.6%
Revenue from tenants within our OMF segment primarily reflects contractual rent received from tenants and operating expense reimbursements. These reimbursements generally increase in proportion with the increase in property operating and maintenance expenses. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of such expenses, which may be subject to expense exclusions and floors in addition to base rent. Property operating and maintenance expense reflects the costs associated with our OMFs, including real estate taxes, utilities, repairs, maintenance and unaffiliated third-party property management fees. For the three months ended September 30, 2026, we managed all OMFs directly, without the use of third party service providers.
The decrease in OMF NOI for the three months ended September 30, 2026 over the same period in 2025 was primarily driven by the reduced net operating income attributed to the disposition of 33 OMFs during and subsequent to the prior year period.

Corporate Results

Impairment Charges
We recorded $6.9 million impairment charges during the three months ended September 30, 2026 related to two held-for-use SHOP communities ($4.0 million) and four held-for-use OMFs ($2.8 million), which were impaired to their sales prices as evidenced by their purchase and sale agreements or non-binding letter of intent. We recorded $6.6 million of impairment charges during the three months ended September 30, 2025 related primarily to two held-for-use SHOP communities ($1.5 million) and two held-for-use OMFs ($5.1 million). The properties were impaired to their contractual sales price as determined by the purchase and sale agreement and subsequently sold in 2025.

Acquisition and Transaction Related
Acquisition and transaction related expenses increased by $784 thousand to $875 thousand for the three months ended September 30, 2026 from $91 thousand for the three months ended September 30, 2025 primarily due to operator transition costs incurred in the current period connected to newly acquired SHOP communities.

General and Administrative Expenses
General and administrative expenses increased by $2.1 million to $7.8 million for the three months ended September 30, 2026 from $5.7 million for the three months ended September 30, 2025 primarily due to our expanded employee base consistent with our enterprise growth and inflationary increases and equity-based compensation expense incurred in the three months ended September 30, 2026. Equity-based compensation awards were granted to the Company’s Board of Directors, executive officers and certain other employees in April 2026 in connection with the April 2026 Offering and as part of the Company’s annual long-term incentive equity grants.

Depreciation and Amortization Expenses
Depreciation and amortization expense increased by $6.4 million to $24.4 million for the three months ended September 30, 2026 from $18.0 million for the three months ended September 30, 2025 primarily due to 24 SHOP communities acquired subsequent to the prior year period ($7.4 million), partially offset by decreases attributed to property dispositions subsequent to the prior year period ($1.1 million).

Gain on Sale of Real Estate Investments
During the three months ended September 30, 2026, we disposed of 30 OMFs and one SHOP community and recognized an aggregate net gain on sale of $38.3 million. During the three months ended September 30, 2025, we disposed of one SHOP community and recognized a gain on sale of $0.6 million.

Interest Expense
Interest expense decreased by $2.9 million to $12.2 million for the three months ended September 30, 2026 from $15.1 million for the three months ended September 30, 2025 primarily due to a $5.6 million decrease driven by the repayment of Secured Term Loan 2 in December 2025 in connection with the closing of the Credit Facilities (as defined below) and a $4.3 million decrease driven by the repayment of Fannie Mae Secured Debt 1 and Fannie Mae Secured Debt 2 in August 2026 in connection with the recast of the Credit Facilities as discussed below. These decreases are partially offset by a $6.4 million increase in interest expense relating to the Credit Facilities entered into in December 2025 and the recast of the Credit Facilities in August 2026 and a $0.8 million increase related to the amortization of the gain on a swap terminated in December 2025. Amortization of the gain on the terminated swap is expected to continue through December 2026.

Interest and Other Income, net
Interest and other income, net includes interest income earned on cash and cash equivalents invested in short-term money market funds and expenses not covered by insurance, net of recoveries. Interest and other income, net increased by $0.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a net increase in cash held in money market accounts as a result of our April 2026 Offering and subsequent debt restructuring and property acquisition and disposition activities.

Loss on Extinguishment of Debt
The loss of $0.4 million recognized during the three months ended September 30, 2026 is attributed primarily to the write off of unamortized deferred financing costs upon the repayment of our debt and in connection with the recast of the Credit Facilities in August 2026, partially offset by a gain on the defeasance of a loan prior to maturity in connection with the sale of 30 OMFs in September 2026. There was no gain or loss on extinguishment recognized in the three months ended September 30, 2025.

Loss on Non-Designated Derivatives
Loss on non-designated derivative instruments includes mark-to-market adjustments of non-designated interest rate caps designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt which have variable interest rates.
The loss of $64 thousand recognized in the three months ended September 30, 2026 reflects a decrease in future expected proceeds on the derivative assets over the current period. The loss of $77 thousand recognized in the three months ended September 30, 2025 reflects a decrease in future expected proceeds on the derivative assets over the comparative period.

Income Tax Expense
Income taxes generally relate to our SHOP communities, which are leased to our TRSs. We recorded an income tax expense of approximately $97 thousand for the three months ended September 30, 2026 compared to an income tax benefit of $66 thousand for the three months ended September 30, 2025.
Because of our TRSs’ recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP communities, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through September 30, 2026. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Allocation for Preferred Stock Distributions
Allocation for preferred stock decreased by $0.9 million to $2.4 million for the three months ended September 30, 2026 from $3.3 million for the three months ended September 30, 2025 due to repurchases and our self-tender offer for preferred stock subsequent to the third quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table shows our results of operations for the nine months ended September 30, 2026 and 2025 and the period to period change by line item of the consolidated statements of operations (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$276,877	$257,801	$19,076	7.4%

Operating expenses:
Property operating and maintenance	176,613	165,880	10,733	6.5
Impairment charges	10,654	33,752	(23,098)	(68.4)
Acquisition and transaction related	1,058	639	419	65.6
General and administrative	19,877	15,642	4,235	27.1
Depreciation and amortization	59,966	60,274	(308)	(0.5)
Total expenses	268,168	276,187	(8,019)	(2.9)
Operating income (loss) before gain on sale of real estate investments	8,709	(18,386)	27,095	(147.4)
Gain on sale of real estate investments	38,296	28,267	10,029	35.5
Operating income	47,005	9,881	37,124	nm
Other income (expense):
Interest expense	(39,553)	(45,425)	5,872	(12.9)
Interest and other income, net	3,497	512	2,985	nm
(Loss) gain on extinguishment of debt	(427)	257	(684)	nm
Gain (loss) on non-designated derivatives	78	(46)	124	nm
Total other expenses, net	(36,405)	(44,702)	8,297	(18.6)
Income (loss) before income taxes	10,600	(34,821)	45,421	(130.4)
Income tax expense	(27)	(60)	33	(55.0)
Net income (loss)	10,573	(34,881)	45,454	(130.3)
Net income attributable to non-controlling interests	(59)	(44)	(15)	34.1
Allocation for preferred stock	(8,480)	(10,162)	1,682	(16.6)
Net income (loss) attributable to common stockholders	$2,034	$(45,087)	$47,121	(104.5)
__________
* nm - not meaningful

Segment Results — Senior Housing Operating Portfolio
The following table presents the results of operations and the period-to-period change within our SHOP segment for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$196,700	$168,893	$27,807	16.5%
Less: Property operating and maintenance	152,874	137,661	15,213	11.1
NOI	$43,826	$31,232	$12,594	40.3%

	Number of Properties at September 30,		Average monthly revenue per occupied room for the nine months ended September 30,		Average occupancy for the nine months ended September 30,
	2026	2025	2026	2025	2026	2025
Total communities (1)	60	40	$6,407	$6,064	84.9%	81.0%
(1)Excludes one land parcel as of and for both the nine months ended September 30, 2026 and 2025.

The increase in SHOP NOI for the nine months ended September 30, 2026 over the same period in 2025 was primarily due to an increase in net operating income attributed to the acquisition of 24 SHOPs subsequent to the prior year period, higher average occupancy and revenue per occupied room of our existing SHOP communities and reduced net operating losses attributed to the disposition of seven SHOPs during and subsequent to the prior year period.

Segment Results — Outpatient Medical Facilities
The following table presents the results of operations and the period-to-period change within our OMF segment for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenue from tenants	$80,177	$88,908	$(8,731)	(9.8)%
Less: Property operating and maintenance	23,739	28,219	(4,480)	(15.9)
NOI	$56,438	$60,689	$(4,251)	(7.0)%

	Number of Properties at September 30,		Occupancy at September 30,
	2026	2025	2026	2025
Total outpatient medical facilities	100	133	95.8%	90.6%

The decrease in OMF NOI for the nine months ended September 30, 2026 over the same period in 2025 was primarily driven by reduced net operating losses attributed to the disposition of 48 OMFs during and subsequent to the prior year period.

Corporate Results

Impairment Charges
We recorded $10.7 million of impairment charges during the nine months ended September 30, 2026 related to two held-for-use SHOP communities and four held-for-use OMFs. We recorded $33.8 million of impairment charges during the nine months ended September 30, 2025 on five SHOP communities, one of which was held-for-sale as of September 30, 2025, and four OMFs. These properties were impaired to their sales price as determined by their purchase and sale agreements or non-binding letters of intent.

Acquisition and Transaction Related
Acquisition and transaction related expenses increased by $0.4 million to $1.1 million for the nine months ended September 30, 2026 from $0.6 million for the nine months ended September 30, 2025 primarily due to operator transition costs incurred in 2026 in connection with SHOP acquisitions, partially offset by non-recurring transaction costs paid to the external former advisor in 2025, which did not recur in the current year.

General and Administrative Expenses
General and administrative expenses increased by $4.2 million to $19.9 million for the nine months ended September 30, 2026 from $15.6 million for the nine months ended September 30, 2025 primarily due to our expanded employee base consistent with our enterprise growth and inflationary increases and equity-based compensation expense incurred in the nine months ended September 30, 2026. Equity-based compensation was first granted to the Board of Directors, executive officers and certain other employees in May 2025, resulting in a partial period of equity-based compensation expense incurred during the nine months ended September 30, 2025. Additional awards were granted to the Company’s Board of Directors, executive officers and certain other employees in April 2026 in connection with the April 2026 Offering and as part of the Company’s annual long-term incentive equity grants.

Depreciation and Amortization Expenses
Depreciation and amortization expense decreased by $0.3 million to $60.0 million for the nine months ended September 30, 2026 from $60.3 million for the nine months ended September 30, 2025 primarily due to property dispositions during and subsequent to the prior year period, partially offset by property acquisitions subsequent to the prior year period.

Gain on Sale of Real Estate Investments
During the nine months ended September 30, 2026, we disposed of 30 OMFs and one SHOP community and recognized an aggregate gain on sale of $38.3 million. During the nine months ended September 30, 2025, we disposed of 15 OMFs and four SHOP communities and recognized an aggregate gain on sale of $28.3 million for the period.

Interest Expense
Interest expense decreased by $5.9 million to $39.6 million for the nine months ended September 30, 2026 from $45.4 million for the nine months ended September 30, 2025 primarily due to a $16.9 million decrease driven by repayment of Secured Term Loan 2 in December 2025, a $5.7 million decrease driven by repayment of Fannie Mae Secured Debt 1 and Fannie Mae Secured Debt 2 in August 2026 and a $1.3 million decrease driven by repayment of the an OMF warehouse facility in April 2025. These decreases are partially offset by a $15.0 million increase in interest expense relating to the Credit Facilities entered into in December 2025 and recast of the Credit Facilities in August 2026 and a $3.8 million increase related to the amortization of gain on a swap terminated in December 2025. Amortization of the gain on the terminated swap is expected to continue through December 2026.

Interest and Other Income, Net
Interest and other income, net includes interest income earned on cash and cash equivalents invested in short-term money market funds and expenses not covered by insurance, net of recoveries. Interest and other income, net increased by $3.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a net increase in cash held in money market accounts as a result of our April 2026 Offering and subsequent debt restructuring and property acquisition and disposition activities.

(Loss) Gain on Extinguishment of Debt
The loss of $0.4 million recognized during the nine months ended September 30, 2026 is primarily attributed to the write off of unamortized deferred financing costs upon the repayment of our debt and in connection with the recast of the Credit Facilities in August 2026, partially offset by a gain on the defeasance of a loan prior to maturity in connection with the sale of 30 OMFs in September 2026. The gain of $0.3 million recognized during the nine months ended September 30, 2025 is in connection with the repayment of a loan prior to maturity in conjunction with the sale of a property.

Gain (Loss) on Non-Designated Derivatives
Gain on non-designated derivative instruments includes mark-to-market adjustments of non-designated interest rate caps designed to protect us from adverse interest rate changes in connection with our Fannie Mae Secured Debt which have variable interest rates.

The gain of $78 thousand recognized in the nine months ended September 30, 2026 reflects an increase in future expected proceeds on the derivative assets over the current period. The loss of $46 thousand recognized in the nine months ended September 30, 2025 reflects an decrease in the future expected proceeds on the derivative assets over the comparative period.

Income Tax Expense
Income taxes generally relate to our SHOP communities, which are leased to our TRSs. We recorded an income tax expense of approximately $27 thousand for the nine months ended September 30, 2026 compared to an income tax expense of $60 thousand for the nine months ended September 30, 2025.
Because of our TRSs’ recent operating history of losses and the adverse economic impacts from increases in the rate of inflation in recent years on the results of operations of our SHOP communities, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have recorded a 100% valuation allowance on our net deferred tax assets through September 30, 2026. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statements of comprehensive loss.

Allocation for Preferred Stock Distributions
Allocation for preferred stock decreased by $1.7 million to $8.5 million for the nine months ended September 30, 2026 from $10.2 million for the nine months ended September 30, 2025 due to repurchases and our self-tender offer for preferred stock subsequent to the third quarter of 2025.

Cash Flows
The following table presents a reconciliation of our net cash provided by operations from our net loss for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine months ended September 30,		Change
	2026	2025	$	%
Cash, cash equivalents and restricted cash, beginning of period	$108,452	$74,095	$34,357	46.4%
Net cash provided by (used in) operating activities	46,355	(3,008)	49,363	nm
Net cash (used in) provided by investing activities	(189,447)	73,137	(262,584)	nm
Net cash provided by (used in) financing activities	178,675	(41,688)	220,363	nm
Cash, cash equivalents and restricted cash, end of period	$144,035	$102,536	$41,499	40.5%
__________
* nm - not meaningful

Cash Flows from Operating Activities
Net cash provided by operating activities increased by $49.4 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a $30.3 million repayment of a promissory note made in 2025 to the former external advisor, which did not recur in 2026, as well as organic growth in our SHOP segment and accretive acquisition activity in 2026.

Cash Flows from Investing Activities
Net cash flows used in investing activities increased by $262.6 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to $399.2 million disbursed for the acquisition of 24 SHOP communities during the nine months ended September 30, 2026, partially offset by a $142.0 million increase in disposition proceeds year over year.

Cash Flows from Financing Activities
Cash flows provided by financing activities increased by $220.4 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the $495.5 million cash received, net of offering costs, from the April 2026 Offering and the $269.0 million net borrowings under the August 2026 Credit Agreement, partially offset by the $334.9 million repayment of the Fannie Mae Secured Debt, the $118.3 million repayment of Secured Term Loan 1 and Secured Term Loan 3 and the $107.8 million paid to repurchase our preferred stock in 2026.

Liquidity and Capital Resources
Our existing principal demands for cash are to fund acquisitions, capital expenditures, the payment of our operating and administrative expenses, debt service obligations (including principal repayment) and distributions to holders of our common stock. We closely monitor our current and anticipated liquidity position relative to our current and anticipated demands for cash and believe that we have sufficient current liquidity to meet our financial obligations for at least the next 12 months. In addition, as a “well-known seasoned issuer”, we filed an automatic universal shelf registration statement on August 7, 2026, effective for up to three years, under which we may offer an undetermined amount of debt and equity securities from time to time, which we may use to fund future acquisitions, investments or other capital needs.
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
We expect to fund our future short-term operating liquidity requirements, including acquisitions and distributions to holders of common stock, through a combination of current cash on hand, net cash provided by our operating activities and property dispositions, future draws under our Revolving Facility, issuance of equity securities and potential new financings utilizing certain of our unencumbered properties. In April 2026, we completed the Offering and used the net proceeds to fully repay the outstanding borrowings under our Revolving Facility, which in turn substantially increased our available liquidity.
As of September 30, 2026, we had $540.1 million of total liquidity, comprised of $415.1 million of undrawn and available capacity under the Revolving Facility (pursuant to the terms of the Credit Agreement) and $125.1 million of cash and cash equivalents. The Secured Term Loan 4 due 2033 requires us to maintain a minimum balance of cash and cash equivalents of $12.5 million at all times.

Financings
As of September 30, 2026, our net debt leverage ratio (total debt net of cash and cash equivalents divided by total gross asset value) was approximately 32.2%. Net debt totaled $735.9 million, which represents gross debt ($861.0 million) less cash and cash equivalents ($125.1 million). Gross asset value totaled $2.3 billion, which represents total real estate investments, at cost ($2.3 billion) net of gross market lease intangible liabilities ($17.5 million). Cumulative impairment charges are reflected within gross asset value.
As of September 30, 2026, we had total gross borrowings of $861.0 million, at a weighted-average interest rate of 5.21% and a weighted-average remaining term of 4.9 years. The weighted-average interest rate includes the impact of “pay-fixed” swaps that are designated as hedging instruments on a portion of our variable-rate debt, but does not include the impact of our non-designated interest rate caps (discussed below). Inclusive of our non-designated interest rate caps, the weighted-average economic interest rate on our total gross borrowings was 5.12% as of September 30, 2026.
As of September 30, 2026, the carrying value of our real estate investments, at cost was $2.3 billion, with $458.9 million of this asset value pledged as collateral for mortgage notes payable and $1.8 billion of this asset value added to the borrowing base of our Credit Facilities. These real estate assets are not available to satisfy other debts and obligations, or to serve as collateral with respect to new indebtedness, as applicable, unless the existing indebtedness associated with the property is satisfied or the property is removed from the borrowing base, which would impact availability thereunder.
As of September 30, 2026, real estate investments, at cost of $17.0 million were neither encumbered by mortgage notes payable nor serving as collateral for the unsecured Credit Facilities. There can be no assurance as to the amount of liquidity we would be able to generate from leveraging these unencumbered real estate investments, if we are able to leverage them at all.

Mortgage Notes Payable
As of September 30, 2026, we had $256.0 million in mortgage notes payable outstanding, all of which are fixed-rate with a weighted-average annual interest rate of 6.18% and a weighted-average remaining term of 8.4 years.

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
On August 3, 2026, we recast the Credit Facilities by entering into an amended and restated credit agreement (the “2026 Credit Agreement”), which provides for, among other things, (i) increasing total lender commitments from $550 million to $1.2 billion, with the Revolving Facility increasing from $400 million to $750 million, the Term Loan increasing from $150 million to $300 million and a new $150 million delayed draw term loan facility being added, (ii) extending the maturity of the Revolving Facility and the Term Loan (including the delayed draw term loan) to August 2030 and August 2029, respectively, each with extension options that, if fully exercised, would extend the final maturity to August 2031, and (iii) reducing the applicable pricing for interest rates based on our corporate leverage ratio. In connection with entering into the 2026 Credit Agreement, we also terminated the Fannie Mae Secured Debt and paid off the outstanding amount thereunder.
As of September 30, 2026, we had $305.0 million and $300.0 million outstanding under our Revolving Facility and Term Loan, respectively. The borrowings under our Revolving Facility and Term Loan both bore interest at a weighted-average annual rate of 4.91% and had a weighted-average remaining term of 3.8 and 2.8 years, respectively, as of September 30, 2026. Inclusive of our interest rate swaps that convert variable interest rates to fixed interest rates, the economic interest rate on our Term Loan was 4.73% as of September 30, 2026.

Non-Designated Interest Rate Caps
Our interest rate caps are used to limit our exposure to interest rate movements on our Fannie Mae Secured Debt for economic purposes, however, we do not elect to apply hedge accounting to these instruments. As of September 30, 2026, we had six SOFR-based interest rate caps with an aggregate notional amount of $336 million which limit one-month SOFR to 3.50% and have varying maturities through November 2026. Although these interest rate caps are not designated hedging instruments, we consider them economically related to our variable rate secured debt.
As SOFR has increased beyond 3.50%, we received cash payments of $0.8 million and $2.6 million during the nine months ended September 30, 2026 and 2025, respectively.

Capital Expenditures
During the nine months ended September 30, 2026, our aggregate capital expenditures were $19.6 million. We anticipate our rate of capital expenditure for the OMF and SHOP segments during the remainder of 2026 to be relatively consistent with the nine months ended September 30, 2026, excluding capital expenditures related to newly acquired communities and redevelopments or savings resulting from the sale of properties.

Subsequent Events
For a discussion of subsequent events, see Note 15 — Subsequent Events to our consolidated financial statements.

Preferred Stock Tender Offer and Redemption
In June 2026, we completed tender offers for our Series A Preferred Stock and Series B Preferred Stock for $22.50 per share in cash. A total of 556,454 shares of Series A Preferred Stock and 566,229 shares of Series B Preferred Stock were properly tendered for an aggregate purchase price of approximately $25.3 million, excluding fees and expenses relating to the tender offers. The tendered shares were retired, which reduced the authorized share counts.

In August 2026, we announced the redemption of all remaining outstanding Series A Shares and Series B Shares at a redemption price equal to $25.00 per share for approximately $153.3 million (excluding accrued dividends and transaction costs). The redemption of the Series A Shares was settled on September 4, 2026 and the redemption of the Series B Shares was settled on October 6, 2026.
No shares of Series A Preferred Stock and 2.85 million shares of Series B Preferred Stock remained outstanding as of September 30, 2026.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 14 — Commitments and Contingencies to our consolidated financial statements.

Dividends and Other Distributions
Distributions on our Series A Preferred Stock were declared quarterly in an amount equal to $1.84375 per share each year ($0.460938 per share per quarter), which was equivalent to 7.375% per annum on the $25.00 liquidation preference per share. Distributions on our Series B Preferred Stock were declared quarterly in an amount equal to $1.78125 per share each year ($0.445313 per share per quarter), which was equivalent to 7.125% per annum on the $25.00 liquidation preference per share. Distributions on the Series A Preferred Stock and the Series B Preferred Stock were cumulative and payable quarterly in arrears. Our Series A Preferred Stock and Series B Preferred Stock were fully redeemed in September and October 2026, respectively.
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
Our ability to pay distributions on our common OP units, LTIP units and common stock (including the Class A common stock) depends on our ability to increase the amount of cash we generate from property operations which in turn depends on a variety of factors, including but not limited to our ability to complete acquisitions of new properties and our ability to improve operations at our existing properties. There can be no assurance that we will complete acquisitions on a timely basis or on acceptable terms and conditions, if at all. Our ability to improve operations at our existing properties is also subject to a variety of risks and uncertainties, many of which are beyond our control, and there can be no assurance we will be successful in achieving this objective.

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

The table below reflects the items deducted from or added to net loss attributable to stockholders in our calculation of FFO and Normalized FFO attributable to common stockholders for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$17,778	$(15,881)	$2,034	$(45,087)
Depreciation and amortization related to real estate assets	22,856	16,647	55,664	56,055
Impairment charges	6,874	6,641	10,654	33,752
Gain on sale of real estate investments	(38,298)	(626)	(38,296)	(28,267)
Depreciation on real estate assets related to non-controlling interests	—	(73)	(161)	(275)
NAREIT FFO attributable to common stockholders	9,210	6,708	29,895	16,178
Acquisition and transaction related	875	91	1,058	639
Derivatives mark-to-market and terminations⁽¹⁾	(1,105)	911	(3,730)	1,193
Casualty-related charges, net	58	115	207	237
Loss (gain) on extinguishment of debt	427	—	427	(257)
Normalizing items related to non-controlling interests	(27)	(10)	(38)	(42)
Other normalizing items⁽²⁾	4,209	—	4,230	—
NFFO attributable to common stockholders	$13,647	$7,815	$32,049	$17,948
_______
(1)For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, include gains reclassified from other comprehensive income to earnings (recorded as a reduction to interest expense) relating to a terminated swap and a partial unwind of a hedge, respectively.
(2)Includes $4.3 million of straight-line rent written off in connection with the disposition of 30 OMFs in September 2026.

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
We may also be adversely impacted by inflation on the leases with tenants in our OMF segment that do not contain indexed escalation provisions, or those leases which have escalations at rates which do not exceed or approximate current inflation rates. Recent increases in inflation, driven by factors such as labor shortages, supply chain disruptions, higher property insurance, property tax and interest rates and increased economic and political uncertainties due to the tariffs imposed by, or imposed on, the United States, have and may continue to have adverse impacts on our results of operations and our liquidity as well as our tenants’ and residents’ ability to pay rent. As of September 30, 2026, the increase to the 12-month Consumer Price Index for all items, as published by the Bureau of Labor Statistics, was 3.7%. To help mitigate the adverse impact of inflation, most of our leases with our tenants in our OMF segment contain rent escalation provisions which increase the cash that is due under these leases over time. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). Although most of our leases with tenants in our OMF segment contain rent escalation provisions, these rates are generally below the current rate of inflation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in our exposure to market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2026 at a reasonable level of assurance.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, other than as described below, there have been no material changes to the risk factors disclosed in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026, and we direct your attention to those risk factors.

We may not be able to successfully integrate or operate our recent or future acquisitions or may incur unanticipated liabilities.
We have recently acquired, and continue to pursue acquisitions of, SHOP communities, and the successful integration of acquired properties depends on our ability and the ability of the third-party operators that manage our SHOP communities to transition and integrate operations, systems, procedures, and personnel, including resident care, billing, accounting and data reporting systems, and to control costs. Because our SHOP communities are operated by eligible independent contractors under the RIDEA structure, we have limited control over the integration and day-to-day operation of acquired communities and depend on our operators’ ability to assume or transition those operations successfully. We or our operators may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include: (i) our ability to effectively monitor and manage our expanded portfolio of properties and the operators that manage them with our existing personnel and resources; (ii) the disruption of our ongoing business or that of the acquired property, including disruption to residents and staff resulting from a change of operator; (iii) possible inconsistencies in standards, controls, procedures, and policies, including with respect to integrating financial and operating information from acquired properties and their operators into our financial reporting and internal control over financial reporting; (iv) the diversion of management’s attention from other business concerns; (v) where we acquire properties through joint ventures, our reliance on, and potential disagreements with, our joint venture partners; and (vi) the assumption of unexpected liabilities and claims, for which we may have limited or no recourse against the seller, including:
•liabilities relating to the cleanup or remediation of undisclosed environmental conditions;
•unasserted claims of vendors, residents, patients, employees or other persons dealing with the seller or prior operator;
•liabilities, claims, and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to the acquisition, including professional and general liability claims relating to resident care;
•claims for indemnification;
•claims for the return or recoupment of payments received from Medicare, Medicaid or other third-party payors, and liabilities arising from noncompliance with healthcare, licensing or other regulatory requirements; and
•liabilities for taxes relating to periods prior to the acquisition.
In addition, acquired properties may fail to perform as expected, including with respect to anticipated occupancy, rental rates, operating margins and yields. Because we bear the operating risks of our SHOP communities under the RIDEA structure, any underperformance at those communities directly affects our results of operations. Inaccurate assumptions regarding future occupancy or rental rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses, including labor costs, or the costs necessary to bring properties up to our standards or for property improvements and capital expenditures. Additionally, acquired properties may be located in new markets where we or our operators may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, competition from other senior housing communities, and unfamiliarity with local governmental laws, rules or regulations, including state licensing and other requirements applicable to senior housing communities. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisitions.
If we or our operators have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired properties or changing of operators, we may not achieve the anticipated economic benefits from our acquisitions, and this may have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

All of the repurchases below were made pursuant to our optional redemption right under Section 5(b) of the respective Articles Supplementary governing the Series A Preferred Stock and Series B Preferred Stock. Notice of redemption was sent to the stockholders in August 2026 and public disclosure of the redemption was made on August 5, 2026 on a Current Report on Form 8-K. See Note 7 — Shareholders’ Equity of our consolidated financial statements in this Quarterly Report on Form 10-Q for further information.
During the three months ended September 30, 2026, we did not repurchase any shares of our Series A Preferred Stock or Series B Preferred Stock pursuant to the preferred stock repurchase plan authorized on May 2, 2025.
Our Series A Preferred Stock and Series B Preferred Stock were fully redeemed in September and October 2026, respectively.

7.375% Series A Cumulative Redeemable Perpetual Preferred Stock

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$—
August 1, 2026 to August 31, 2026	—	—	—	—
September 1, 2026 to September 30, 2026	3,289,061(1)	25.00	—	—
	—	$25.00	—	$—
_______
(1)Represents full redemption of the shares of Series A Preferred Stock pursuant to the Company’s notice to the holders thereof in August 2026.
7.125% Series B Cumulative Redeemable Perpetual Preferred Stock

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$—
August 1, 2026 to August 31, 2026	—	—	—	—
September 1, 2026 to September 30, 2026	—	—	—	—
	—	$—	—	$—

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 *	Agreement for Purchase and Sale of Real Property, as amended
10.1 #	Amendment to Employment Agreement, dated July 7, 2026, by and between the Company and Michael Anderson (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2026 and incorporated by reference herein)
10.2 *	Amended and Restated Credit Agreement, dated as of August 3, 2026, by and among National Healthcare Properties, Inc., as guarantor, National Healthcare Properties Operating Partnership, L.P., as borrower, and Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2026 and incorporated by reference herein)
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
______
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

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

Dated: November 5, 2026